Form 10-K
period 1993-12-31
UNITED STATES LEASING INTERNATIONAL INC
filed 1994-03-29
CIK 101679

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                         COMMISSION FILE NUMBER 1-4976
             (COMPANY
              LOGO)         USL CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    Delaware

                            (STATE OF INCORPORATION)

                                733 Front Street
                           San Francisco, California

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   94-1360891

                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                     94111
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 627-9000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                              TITLE OF EACH CLASS
                          8 3/4% Senior Notes due 2001
                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                            American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NA

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

     As of March 1, 1994, the Registrant had outstanding 10 shares of Common Stock, all of which were owned by Ford Holdings, Inc.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b), AND IS THEREFORE FILING THIS FORM 10-K WITH REDUCED DISCLOSURE FORMAT.

                                                  PAGE 1 OF 111 SEQUENTIALLY
                                                  NUMBERED PAGES. EXHIBIT
                                                  INDEX ON PAGE 43.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                                        PAGE
                                                                                        -----
Item  1.  Business....................................................................      3
Item  2.  Properties..................................................................     13
Item  3.  Legal Proceedings...........................................................     13
Item  4.  Submission of Matters to a Vote of Security Holders*
                                           PART II
Item  5.  Market for the Company's Common Stock and Related Stockholder Matters.......     14
Item  6.  Selected Financial Data*
Item  7.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................     14
Item  8.  Financial Statements and Supplementary Data.................................     15
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................................     15
                                          PART III
Item 10.  Directors, Executive Officers, Promoters and Control Persons of the Company*
Item 11.  Executive Compensation*
Item 12.  Security Ownership of Certain Beneficial Owners and Management*
Item 13.  Certain Relationships and Related Transactions*
                                           PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............     16
Signatures............................................................................     19
Exhibits Index........................................................................     43

- ------------

* Not required under General Instruction J to Form 10-K.

                            USL CAPITAL CORPORATION

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                     PART I

ITEM L.  BUSINESS

     USL Capital Corporation (formerly United States Leasing International, Inc.) ("Company"), the Registrant, provides financing to commercial and governmental entities principally in the United States, including:

          -Business Equipment Financing--leasing and financing of office and other business and commercial equipment directly with customers and through vendor programs;

          -Transportation and Industrial Financing--leasing and financing of large-balance transportation equipment (principally commercial aircraft) and industrial and energy facilities;

          -Fleet Services--leasing and managing of commercial automobile, van, and light truck fleets;

          -Municipal and Corporate Financing--financing of essential-use equipment for state and local governments, purchasing of industrial development and housing bonds, and investing in publicly-traded and privately-placed preferred stocks and senior and subordinated debt of public and private companies;

          -Real Estate Financing--mortgage financing of income-producing real estate, including apartments, office buildings, shopping centers, and warehouses; and

          -Rail Services--full-service leasing to industrial shippers and railroads.

     The Company, a Delaware corporation, is a wholly owned subsidiary of Ford Holdings, Inc. ("Ford Holdings") since October 1, 1989, on which date all of the Company's capital stock was transferred by Ford Motor Company ("Ford") to Ford Holdings, a then newly formed Delaware corporation. All of the outstanding common stock of Ford Holdings is owned directly or indirectly by Ford. The Company was originally organized as a California corporation on October 1, 1956, and was purchased by Ford on November 18, 1987. The Company changed its name to USL Capital Corporation on November 12, 1993.

     The mailing address of the Company's executive offices is 733 Front Street, San Francisco, California 94111. The telephone number of such offices is (415) 627-9000.

KEY DATA

     The following table sets forth certain data with respect to the Company's business for the periods ending on and as of the dates indicated.

                                                                         DECEMBER 31
                                                               -------------------------------
                                                                1993        1992        1991
                                                               -------     -------     -------
Summary financial data (millions)
  Revenue....................................................  $ 564.5     $ 501.4     $ 500.2
  Income before taxes........................................    122.2        89.1        86.1
  Net income.................................................     77.1        56.7        54.8
  Additions to earning assets................................  2,045.1     1,830.5     1,654.9
  Total earning assets.......................................  4,606.6     3,584.5     2,727.2
Business unit earning assets (% of total)
  Business Equipment Financing...............................       32%         39%         48%
  Transportation and Industrial Financing....................       24          21          16
  Fleet Services.............................................       10          12          12
  Municipal and Corporate Financing..........................       16          10           9
  Real Estate Financing......................................        9           9           9
  Rail Services..............................................        9           9           6
                                                               -------     -------     -------
          Total..............................................      100%        100%        100%
                                                               -------     -------     -------
                                                               -------     -------     -------

BUSINESS UNITS

     The Company operates exclusively in the commercial finance segment of the financial services industry. The Company serves its commercial customers though six business units, each of which is described in greater detail below.

  Business Equipment Financing

     Through its Business Equipment Financing unit, the Company finances, under finance leases, conditional sale agreements, operating leases, and collateralized loans, the acquisition and use of equipment for business, professional, industrial, and governmental users throughout the United States. The types of equipment financed include computers and computer peripherals, super-computers, office equipment, office furnishings, telecommunications, medical, transportation, manufacturing, and other kinds of equipment. This financing is sometimes offered in conjunction with the manufacturer of the equipment, but in other cases is provided directly to the end user of the equipment. Financing transactions generally cover equipment having an aggregate cost between $250,000 and $5 million, with an average transaction size of approximately $600,000. These financing services are marketed through 19 offices located throughout the United States.

     The Company does not manufacture or sell under its own label any of the equipment which it leases. It only purchases equipment which a particular lessee has committed to lease, and does not take order positions or make purchases in advance of such a binding agreement by a lessee to lease the equipment. All lessees are obligated to maintain the equipment and reimburse the Company for any taxes paid thereon. Any casualty losses of equipment are covered either by insurance carried by the lessee as required under the lease or by lessee self-insurance when the Company deems the lessee's credit to be satisfactory. Upon the expiration of leases, the Company either renews the leases with the lessees, sells the leased equipment to the lessees, or remarkets the equipment.

     The Company also acquires from manufacturers pools of leases and their underlying equipment. The manufacturers may retain an economic interest in the successful operation of each pool and, in exchange, the manufacturers maintain the equipment, remarket it after the expiration of the initial term of the leases, and manage the relationship with the lessees. In other transactions, the lessee is obligated to maintain the equipment and the Company manages the relationship with the lessees, bills and collects, and remarkets the equipment.

     The Company also acquires equipment and related leases originated by other lessors and, to a lesser extent by brokers, although the purchase of broker-originated business has declined significantly over the past few years. On the majority of such acquired transactions, the Company bills and collects, manages the relationships with the lessees and remarkets the equipment.

     The following table sets forth certain data with respect to the Business Equipment Financing unit for the periods ending on and as of the dates indicated.

                                                                         DECEMBER 31
                                                               -------------------------------
                                                                1993        1992        1991
                                                               -------     -------     -------
Summary financial data (millions)
  Additions to earning assets................................  $ 622.2     $ 559.6     $ 685.5
  Total earning assets.......................................  1,465.8     1,395.3     1,328.7
Type of earning assets (% of total)
  Finance leases.............................................       83%         85%         75%
  Operating leases...........................................       13          11          13
  Other......................................................        4           4          12
                                                               -------     -------     -------
          Total..............................................      100%        100%        100%
                                                               -------     -------     -------
                                                               -------     -------     -------

  Transportation and Industrial Financing

     Through its Transportation and Industrial Financing unit, the Company at the present time principally owns, leases, finances and remarkets commercial aircraft, and to a lesser extent leases and finances other types of transportation, energy and industrial equipment and facilities. Aircraft, other equipment and facilities are leased and financed under single investor finance leases, leveraged leases, operating leases and collateralized loans. Under all leases the lessee is responsible for all taxes, maintenance and insurance. The majority of this business is acquired through investment bankers and lessee advisors, and the balance through direct lessee contact.

     The Company owns a 23% interest in, and through a wholly-owned subsidiary is the general partner of, Airlease Ltd., a California Limited Partnership ("Airlease Ltd."). Assets were $114.0 million at December 31, 1993 compared with $112.3 million at December 31, 1992. The limited partnership units are listed on the New York Stock Exchange. Airlease Ltd. engages in the ownership and leasing of commercial aircraft to airlines and a freight carrier.

     At December 31, 1993, the Company's aggregate commercial aircraft earning assets in this unit (including its interest in those aircraft owned by Airlease Ltd.) were $911.2 million. Of the aircraft leased and financed by the Company at December 31, 1993, 50% of the Company's aircraft earning assets were leased to or financed for commercial airlines, with the remainder leased primarily to a freight carrier and aircraft manufacturers. One aircraft is on lease to a bankrupt airline which expects to emerge from bankruptcy in the summer of 1994. Approximately 98% of the aircraft owned or financed by the Company (measured by their book value) were in compliance with Stage III noise regulations (the most stringent level) of the Aviation Safety and Capacity Act of 1990.

     This business unit also manages a portfolio of leveraged leases, single investor leases and loans in which Ford Credit holds an interest. These managed leases cover rail cars and locomotives, electric power generation and other facilities, marine vessels, and other types of assets. The business unit also acts as agent for Trust Company for USL, Inc., a wholly owned subsidiary, which is owner trustee for a portfolio of leveraged leases it arranged for outside institutional investors prior to 1985. As the remarketing agent for these institutional investors and Ford Credit, the Company participates in the residual proceeds from the disposition of the equipment at the termination of some of these leases.

     The following table sets forth certain data with respect to the Transportation and Industrial Financing business unit for the periods ending on and as of the dates indicated.

                                                                          DECEMBER 31
                                                                 -----------------------------
                                                                  1993        1992       1991
                                                                 -------     ------     ------
Summary financial data (millions)
  Additions to earning assets..................................  $ 320.7     $345.6     $270.9
  Total earning assets.........................................  1,096.8      767.2      429.2
Type of Equipment (% of earning assets)
  Stage III aircraft...........................................       81%        88%        83%
  Stage II aircraft............................................        1          3          6
  Non-aircraft equipment.......................................       18          9         11
                                                                 -------     ------     ------
          Total................................................      100%       100%       100%
                                                                 -------     ------     ------
                                                                 -------     ------     ------

  Fleet Services

     Through its Fleet Services unit, the Company is engaged in the leasing of automotive, van, and light truck fleets for commercial purposes. Fleet Services also provides management services for a substantial portion of its leased vehicles, and for certain of the vehicles owned by its customers. These leasing and management services are marketed to commercial customers through 12 offices located throughout the United States. On December 31, 1993, the Company sold its 20% equity interest in AT&T Automotive Services, Inc. to AT&T Capital Corporation and terminated its joint venture with AT&T Capital Corporation. However, Fleet Services entered into a new long-term agreement under which it continues to provide fleet management services for subsidiaries and affiliates of American Telephone and Telegraph Company. At December 31, 1993, there were approximately 14,000 vehicles for which the Company provided such services.

     At December 31, 1993, Fleet Services had (in addition to the vehicles it services for AT&T Capital Corporation) an aggregate of approximately 71,600 vehicles in fleets which it leased and managed or managed only, as compared with approximately 71,500 vehicles at December 31, 1992.

     Certain of Fleet Services' vehicles are leased under "open-end finance" leases in which the Company bears no risk (other than the lessee's credit) on the resale price of the vehicles at the expiration of the lease. The majority of the vehicles are leased under "modified open-end" leases, in which the Company, although not assured of full recovery of the vehicle's cost from rental and resale proceeds, is at risk for a relatively small portion of such cost, which portion is expected to be substantially below anticipated resale proceeds. Other vehicles are leased under "closed-end" leases, in which the Company's full recovery of the vehicle's cost from rental and resale proceeds is dependent upon the Company's realization of anticipated residual value. Additionally, certain of the closed-end leases (less than 9% of all leased vehicles at December 31, 1993) contain maintenance provisions which require that the Company bear the maintenance expense for the leased vehicle in consideration of a higher lease rate.

     The following table sets forth certain data with respect to the Fleet Services business unit for the periods ending on and as of the dates indicated.

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                    1993       1992       1991
                                                                   ------     ------     ------
Summary financial data (millions)
  Additions to earning assets....................................  $385.9     $389.3     $329.4
  Total earning assets*..........................................   443.7      426.0      327.2
Type of earning assets (% of total)
  Modified open-end leases.......................................      60%        48%        48%
  Open-end finance leases........................................      17         22         17
  Closed-end leases..............................................       7         11         14
  Other..........................................................      16         19         21
                                                                   ------     ------     ------
          Total..................................................     100%       100%       100%
                                                                   ------     ------     ------
                                                                   ------     ------     ------

- ------------

* During 1993, approximately $103 million in earning assets were securitized and sold, which together with earning assets securitized and sold in 1991 and 1992, resulted in a balance of such securitized assets at December 31, 1993 of approximately $172 million, which are not included in total earning assets. See Borrowing and Other Sources of Funds on page 13.

     The increase in modified open-end leases reflects the shift to a lease structure that is more attractive to the customer. This "modified" structure permits, for 2-year contracts, operating lease treatment for the customers and finance lease treatment for the Company.

     Under substantially all leases, the lessee is obligated to provide insurance against public liability and property damage, to reimburse the Company for all taxes relating to the vehicles or the lease and, except in leases with a maintenance provision, to maintain, at the lessee's expense, the vehicles in good operating condition.

     Management services are generally computerized and provide monthly cost analyses of each vehicle in service, allowing customers' fleet operating costs to be closely controlled. Programs are tailored to meet special customer needs and many options are offered including, for example, guaranteed maintenance programs, assistance in selection of automobile units, and analysis of insurance coverage.

  Municipal and Corporate Financing

     Through its Municipal and Corporate Financing business, the Company arranges and carries on its books municipal financings for state and local governments of essential-use equipment. This business also invests in publicly-traded and privately-placed preferred stocks and senior and subordinated debt of public and private companies, principally utilities and manufacturing companies. These securities are purchased, after extensive due diligence by the Company, through investment banking intermediaries, either at the initial offering or on the open market. Approximately 70% of these corporate securities are currently rated at investment grade.

     The following table sets forth certain data with respect to the Municipal and Corporate Financing business unit for the periods ending on and as of the dates indicated.

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                    1993       1992       1991
                                                                   ------     ------     ------
Summary financial data (millions)
  Additions to earning assets....................................  $429.3     $291.4     $188.7
  Total earning assets...........................................   743.0      363.1      242.2
Type of investments (% of earning assets)
  Municipal
     Bonds.......................................................       0%         0%        11%
     Finance Leases..............................................       9         10          7
  Corporate
     Preferred stock.............................................      65         69         67
     Debt........................................................      26         21         15
                                                                   ------     ------     ------
          Total..................................................     100%       100%       100%
                                                                   ------     ------     ------
                                                                   ------     ------     ------

  Real Estate Financing

     Through four loan origination offices in its Real Estate Financing unit, the Company provides first mortgage financing of income-producing real estate including apartments, office buildings, shopping centers, and warehouses. This real estate is geographically diversified throughout the United States. No financing is provided for motels, hotels, raw land, or specialty properties. Substantially all transactions are financings of three to five years, and none is a construction loan. The loans provide funds for acquisitions or refinancings, or are "bridge" financings between construction and permanent loans. Prior to August 1990, substantially all of the transactions arranged by this business were funded by and carried on the books of Ford Credit; the Company continues to manage these transactions for Ford Credit. At December 31, 1993, the Company had commitments to fund additional first mortgage loans of approximately $7.1 million. At such date, it also held title to a single foreclosed property at a book value of $3.8 million, which it recovered on a defaulted loan and for which additional tenants are actively being sought.

     The following table sets forth certain data with respect to the Real Estate Financing business unit for the periods ending on and as of the dates indicated.

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                    1993       1992       1991
                                                                   ------     ------     ------
Summary financial data (millions)
  Additions to earning assets....................................  $143.6     $ 89.8     $132.0
  Total earning assets...........................................   436.5      326.1      238.5
Type of property (% of earning assets)
  Apartments.....................................................      53%        50%        53%
  Offices........................................................      29         30         29
  Shopping Centers...............................................      16         17         18
  Industrial.....................................................       2          3          0
                                                                   ------     ------     ------
          Total..................................................     100%       100%       100%
                                                                   ------     ------     ------
                                                                   ------     ------     ------
Location of property (% of earning assets)
  Southwest......................................................      37%        39%        26%
  East...........................................................      26         20         25
  West...........................................................      28         30         34
  Midwest........................................................       9         11         15
                                                                   ------     ------     ------
          Total..................................................     100%       100%       100%
                                                                   ------     ------     ------
                                                                   ------     ------     ------

  Rail Services

     Through its Rail Services unit, the Company leases to industrial shippers and railroads approximately 17,700 rail cars. Approximately 92% of all of these cars are owned by the Company or leased to it under long-term leases. Of the cars in the Company's fleet at December 31, 1993, 44% were leased out to the Company's customers for terms of less than one year, 46% for terms of between one and five years, and 8% for terms of over five years. Under substantially all leases, the Company maintains and repairs the cars at its expense. As provided in the rules of the American Association of Railroads, if a car is damaged or destroyed on the line of any particular railroad, that railroad is obligated either to repair the car or, if the car is destroyed, pay the car owner an amount which reflects the car's type and age. Rail Services also manages 1,492 cars for others, including 1,290 cars for Ford affiliates.

     The following table sets forth certain data with respect to the Rail Services business unit for the periods ending on and as of the dates indicated.

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                    1993       1992       1991
                                                                   ------     ------     ------
Summary financial data (millions)
  Additions to earning assets....................................  $143.4     $154.5     $ 48.3
  Total earning assets...........................................   421.8      301.7      156.3
Type of equipment (% of earning assets)
  Hopper cars....................................................      41%        46%        55%
  Tank cars......................................................      17         24         38
  Flat cars......................................................      14          1          1
  Intermodal cars................................................       9         14          3
  Gondolas cars..................................................       8          9          3
  Box cars.......................................................       6          0          0
  Other..........................................................       5          6          0
                                                                   ------     ------     ------
          Total..................................................     100%       100%       100%
                                                                   ------     ------     ------
                                                                   ------     ------     ------

FINANCING ARRANGED AND MANAGED FOR FORD MOTOR CREDIT COMPANY

     The Company manages certain commercial leasing and financing transactions originated by and carried on the books of Ford Credit. In addition, a portion of new Municipal and Corporate Financing and Transportation and Industrial Financing transactions, including the major portion of leveraged leases, are funded by and carried on the books of Ford Credit. Ford Credit reimburses the Company for the Company's operating costs related to arranging and managing all transactions funded by Ford Credit. All other transactions are funded by and carried on the books of the Company.

MANAGEMENT OF FOREIGN AFFILIATES

     The Company manages two affiliated corporations in the United Kingdom and Australia that are owned by Ford. These two corporations are engaged in the equipment financing business, which businesses are conducted substantially in the same manner as the Company's businesses in the United States. These affiliates fund their equipment acquisitions and pay their own operating expenses. However, the Company guarantees the indebtedness of such affiliates, which at December 31, 1993, was $77 million, of which $39 million, representing the United Kingdom affiliate's indebtedness, was paid off in February 1994. These corporations were wholly-owned subsidiaries of the Company prior to October 1, 1989, on which date they were dividended to Ford. The company located in the United Kingdom has entered into no new transactions since mid-1992 and is being liquidated.

GENERAL

  Credit Loss Experience

     The management of credit exposure is an important element of the Company's business. The Company reviews the credit of all prospective customers, and manages concentration exposures by customer, collateral type, and geographic distribution. It establishes appropriate loss allowances based on the credit characteristics and the loss experience for each type of business, and also establishes additional reserves for specific transactions if it believes this action is warranted. Delinquent receivables are reviewed by management monthly, and are generally written down to expected realizable value when, in the opinion of management, they become uncollectible or when they become more than 180 days past due. Collection activities continue on accounts written off when management believes such action is warranted.

     The table below shows certain information on the Company's allowance for doubtful accounts for the periods indicated.

                                                                         DECEMBER 31
                                                               -------------------------------
                                                                1993        1992        1991
                                                               -------     -------     -------
Allowance for doubtful accounts (millions)
  Beginning balance..........................................  $   39.9     $  29.8     $  25.2
  Additions..................................................      25.1        19.5        10.7
  Deductions.................................................      (9.8)       (9.4)       (6.1)
                                                                -------     -------     -------
  Ending balance.............................................  $   55.2     $  39.9     $  29.8
                                                                -------     -------     -------
                                                                -------     -------     -------
Percent of earning assets....................................       1.2%        1.1%        1.1%
Total balances of accounts receivable over 90 days past due
  at year end (millions).....................................  $   44.3     $  48.5     $  22.6
Percent of earning assets....................................       1.0%        1.4%        0.8%
Total earning assets (millions)
  Investment in finance leases--net..........................  $2,364.1    $2,074.8    $1,462.5
  Investment in operating leases--net........................     694.7       557.8       492.1
  Investment in leveraged leases---net.......................     190.5         3.9         0.0
  Notes receivable...........................................     721.3       502.1       416.0
  Investment in securities...................................     562.9       329.0       236.1
  Inventory held for sale or lease...........................      54.8        97.2       100.3
  Investments in associated companies........................      18.3        19.7        20.2
                                                                -------     -------     -------
          Total..............................................  $4,606.6    $3,584.5    $2,727.2
                                                                -------     -------     -------
                                                                -------     -------     -------

     Additions to the allowance for doubtful accounts for 1993 increased by $5.6 million from 1992 primarily as a result of the increase in earning assets as well as management's evaluation of the adequacy of the loss reserve. In addition, write-offs (deductions) in 1993 increased $400,000 from 1992, the largest single transaction being $2.7 million.

     Additions to the allowance for doubtful accounts for 1992 increased by $8.8 million from 1991. This resulted primarily from a one-time reduction to the allowance made in 1991 to recognize that the Business Equipment Financing unit no longer engaged in small ticket leasing and unsecured lending, operations which experienced higher credit losses. In addition, write-offs (deductions) in 1992 increased $3.3 million from 1991, the largest single transaction being $1.3 million.

     Total balances of accounts receivable over 90 days past due at year end 1993 decreased $4.2 million over 1992, primarily because of improved collection and workout activities as well as the write-down of several receivables which were delinquent at December 31, 1992, and which management has since deemed to be uncollectible. At December 31, 1993, accounts receivable over 90 days past due consisted primarily of delinquent notes in the amount of $11.2 million and $8.7 million, collateralized by an apartment complex and an office complex, respectively, and a $6.0 million delinquent receivable from an airline, collateralized by a DC-9-51 aircraft.

  Residual Policy

     The establishment and realization of residual values on both finance and operating leases are important elements of the Company's business. In general, finance leases are non-cancelable leases in which the lease payments over the term exceed the cost of the leased equipment plus financing and other expenses. Operating leases are usually of a shorter term and the lease payments by themselves are not sufficient to cover such cost and expenses. Full recovery of equipment cost is dependent upon selling or re-leasing the equipment.

     Residual values are established upon acquisition of the equipment based upon the estimated value of the equipment at the time the Company expects to dispose of the equipment under finance leases, and at the end of the equipment's expected useful life under operating leases. Periodically, the Company reviews its residual values, and if it determines there has been an other than temporary impairment in value, adjustments are made which result in an immediate charge to income and/or a reduction in earnings over the remaining term of the lease.

     FINANCE LEASES. The following table shows, for each respective year, for the Company's continuing businesses: (a) the aggregate sales proceeds and renewal proceeds from sales of equipment subject to finance leases, and (b) these proceeds as a percentage of the adjusted residual value of the equipment.

                                                                       YEAR ENDING DECEMBER 31
                                                                      -------------------------
                                                                      1993      1992      1991
                                                                      -----     -----     -----
Business Equipment Financing
  Amount (millions).................................................  $19.2     $49.2     $41.3
  Percent...........................................................    138%      126%      132%
Transportation and Industrial Financing
  Amount (millions).................................................  $11.1*    $ 1.7     $ 6.2
  Percent...........................................................  7,073%*     526%      906%
Total
  Amount (millions).................................................  $30.3     $50.9     $47.5
  Percent...........................................................    215%      129%      148%

- ------------

* These amounts reflect proceeds received under a residual sharing agreement arranged in 1972. The residual was carried on the Company's books at a nominal amount.

     OPERATING LEASES. The following table shows, for each respective year, for the Company's continuing businesses: (a) the aggregate proceeds from sales of equipment subject to operating leases, and (b) these proceeds as a percentage of the net book value of the equipment sold.

                                                                       YEAR ENDING DECEMBER 31
                                                                      -------------------------
                                                                      1993      1992      1991
                                                                      -----     -----     -----
Business Equipment Financing
  Amount (millions).................................................  $ 6.9     $20.5     $ 9.6
  Percent...........................................................     90%      111%      140%
Fleet Services
  Amount (millions).................................................  $13.0     $16.4     $19.0
  Percent...........................................................    116%      115%      105%
Other
  Amount (millions).................................................  $ 4.1     $ 1.4     $  --
  Percent...........................................................    196%      186%       --
Total
  Amount (millions).................................................  $24.0     $38.3     $28.6
  Percent...........................................................    115%      115%      115%

  Employees

     The Company had 682 full time employees at December 31, 1993.

  Competition

     In all of its financing programs, the Company competes with other leasing and finance companies, banks, lease brokers and investment banking firms who arrange for the financing and leasing of equipment, and manufacturers and vendors who sell, finance and lease their own products to customers.

  Borrowing and Other Sources of Funds

     The funds required to operate the Company's business are generated internally from loan and lease payments and equipment sales, and externally from medium-term debt, commercial paper, securitized financings, and bank borrowings.

     The Company raises short-term debt financing through its established commercial paper programs and raises long-term debt in the public market through periodic offerings of medium-term notes and underwritten debt offerings. The Company has committed bank lines of $1.19 billion with 23 banks, consisting of $995 million under multi-year (principally five-year) credit agreements and $195 million under one-year agreements. Neither Ford nor Ford Holdings guarantees the debt of the Company, although the Company's existing credit lines require that Ford maintain at least a 75% direct or indirect ownership interest in the Company. At present, the Company's profitability is not significantly related to the business outlook for Ford and this situation is not expected to change in the future.

     In 1991 the Company securitized and sold approximately $212 million of its vehicle leases by transferring such leases, without recourse to the Company, to a wholly-owned subsidiary, which, in turn, sold the leases to an unrelated cooperative corporation. Such wholly-owned subsidiary is a separate entity from its parent company, USL Capital Corporation, whose assets are available first and foremost to satisfy the claims of its creditors. As it has since 1991, the Company intends periodically to securitize additional leases under this arrangement to replace the run-off of principal in the leases initially securitized. See Note 2 of Notes to Consolidated Financial Statements on page 27.

     On April 30, 1992, the Company securitized and sold approximately $94 million in principal amount of receivables under lease-purchase agreements with various state and local governments. These lease-purchase agreements were purchased by the Company from Ford Credit, for whom they had been managed by the Company. The Company then immediately transferred them to tax-exempt grantor trusts, which issued tax-exempt asset-backed certificates to investors in a public offering registered under the Securities Act of 1993 (Registration Statement No. 33-45596). See Note 2 of Notes to Consolidated Financial Statements on page 27.

ITEM 2.  PROPERTIES

     The Company owns no significant real property and leases all of its offices. See Note 10 of Notes to Consolidated Financial Statements on page 32 for information as to rental obligations.

ITEM 3.  LEGAL PROCEEDINGS

     There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which its property is subject, nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information called for by this item has been omitted pursuant to General Instruction J(2)(c).

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     All outstanding shares of the Company's Common Stock are owned by Ford Holdings, and therefore there is no market for such shares. In the fourth quarter of 1989, the Company dividended to Ford the Company's ownership interests in its Australian, United Kingdom, Canadian and German operations in the aggregate amount of $19.9 million. Since such dividend, the Company has paid no dividend nor made any other distribution to Ford, Ford Holdings or any other Ford affiliate. Ford Holdings made a $30 million, a $5 million and a $40 million capital contribution to the Company in 1991, 1992 and 1993, respectively. The Company and Ford Holdings will, from time to time, determine the appropriate capitalization for the Company, which will, in part, affect any future payment of dividends to Ford Holdings or capital contributions to the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The information called for by this item has been omitted pursuant to General Instruction J(2)(a).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pursuant to General Instruction J(2)(a), the following narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

                    REVENUES, EXPENSES AND OPERATING PROFIT

                                                          YEARS ENDED            1993 VS. 1992
                                                          DECEMBER 31          INCREASE/(DECREASE)
                                                     ---------------------     ------------------
(IN THOUSANDS)                                         1993         1992        AMOUNT    PERCENT
                                                     --------     --------     --------   -------
Revenues...........................................  $564,472     $501,420     $ 63,052      13%
                                                     --------     --------     --------
Expenses
  Sales, administrative and general................    70,352       63,250        7,102      11
  Interest.........................................   189,942      154,157       35,785      23
  Depreciation.....................................   131,100      159,324      (28,224)    (18)
  Other............................................    50,907       35,638       15,269      43
                                                     --------     --------     --------
          Total expenses...........................   442,301      412,369       29,932       7
                                                     --------     --------     --------
Operating Profit...................................  $122,171     $ 89,051     $ 33,120      37%
                                                     --------     --------     --------   -------
                                                     --------     --------     --------   -------

  Revenues

     Revenues increased $63.1 million, or 13% in 1993 compared with 1992 primarily as a result of a 30% increase in average earning assets partially offset by a decrease in revenue yields relating to the general decline in interest rates and a change in the mix of assets in the operating lease portfolio. In addition, there was an increase of $10.1 million in the gain on sale of residuals and equipment in the Transportation and Industrial Financing business.

  Expenses

     Sales, administrative and general expenses increased $7.1 million, or 11% in 1993, primarily reflecting the effects of the substantial increase in earning assets.

     Interest expense increased $35.8 million, or 23% in 1993, reflecting an increase in average borrowings from $2.31 billion in 1992 to $3.15 billion in 1993 to finance earning assets. This increase was offset in part by a decline in borrowing rates, which averaged 6.0% in 1993 compared with 6.6% in 1992.

     Depreciation expense on operating lease equipment decreased $28.2 million, or 18% in 1993, although the average investment in operating lease equipment increased 30% or $151 million. This increase in equipment primarily reflects the addition of approximately $200 million in the Rail Services business, with an average life of 16 years. The reduction in depreciation expense is the result of the shift to the longer depreciable life rail car assets.

     Other expenses increased $15.3 million, or 43%, due primarily to an $8.8 million increase in maintenance expense incurred by the Rail Services business as a result of routine maintenance on a significantly larger fleet. There was also an increase of $5.3 million in the provision for losses (see page 11 for discussion of credit loss experience).

  Operating Profit

     Operating profit improved $33.1 million or 37% compared with 1992. The improvement in operating results reflects the impact of higher earning assets.

  Taxes on Income

     Income taxes were 36.9% on income before taxes in 1993 compared with 32.8% in 1992. See Note 9 of Notes to Consolidated Financial Statements on page 31 for the principal reasons for differences from the normal statutory rates.

  New Acccounting Standards

     In November 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits", which requires companies to account for employee benefits on an accrual basis for periods when employees are no longer actively employed but have not yet reached retirement. The effect on the Company's financial statements was not material.

     In May 1993, the FASB issued SFAS 114, "Accounting by Creditors for Impairment of a Loan". The Standards requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Company does not plan to adopt this standard until January 1, 1995 and the effect is not expected to be material.

     In May 1993, the FASB issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The Standard establishes standards of financial accounting and reporting for investments in equity securities (excluding those accounted for under the equity method and investments in consolidated subsidiaries) that have readily determinable fair values and for all investments in debt securities. The Company has adopted this standard effective January 1, 1994, and the effect is not expected to be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item are listed in Item 14 of Part IV on page 16, are set forth in detail at the end of this report, and are filed as part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by Items 10, 11, 12 and 13 has been omitted pursuant to General Instruction J(2)(c).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1.  Financial Statements

          The consolidated financial statements of the Company are included in this report at the pages indicated.

                                                                                        PAGE
                                                                                        -----
            Management's Responsibility for Financial Statements......................     20
            Report of Independent Accountants.........................................     21
            Consolidated Statements of Income for the periods ended December 31, 1993,
              1992, and 1991..........................................................     22
            Consolidated Balance Sheets at December 31, 1993 and 1992.................     23
            Consolidated Statements of Cash Flows for the periods ended December 31,
              1993, 1992 and 1991.....................................................     24
            Consolidated Statements of Changes in Shareholder's Equity for the periods
              ended December 31, 1993, 1992 and 1991..................................     25
            Notes to Consolidated Financial Statements................................     26

  (a) 2.  Financial Statement Schedules

                                                                                         PAGE
                                                                                         -----
            Schedule II     --Amounts Receivable from Related Parties and Underwriters,
                              Promoters, and Employees other than Related Parties......     37
            Schedule V      --Property, Plant and Equipment............................     38
            Schedule VI     --Accumulated Depreciation, Depletion and Amortization of
                              Property, Plant and Equipment............................     39
            Schedule VIII   --Valuation and Qualifying Accounts........................     40
            Schedule IX     --Short-Term Notes Payable.................................     41
            Schedule X      --Supplementary Income Statement Information...............     42

        Financial statements and schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because of the absence of conditions under which they are required.

  (a) 3.  Exhibits required by Item 601 of Regulation S-K:

          (3)A.    Certificate of Incorporation of United States Leasing International, Inc.,
                   a Delaware Corporation filed with the Secretary of State of the State of
                   Delaware on August 15, 1986.

             B.    Agreement of Merger pursuant to which United States Leasing International,
                   Inc., a California corporation, merged into United States Leasing
                   International, Inc., a Delaware corporation, filed with the Secretary of
                   State of the State of Delaware on October 27, 1986.
             C.    Certificate of Amendment of Certificate of Incorporation of United States
                   Leasing International, Inc., pursuant to which United States Leasing
                   International, Inc. changed its name to USL Capital Corporation filed with the Secretary of State of the State of Delaware on November 12, 1993.
             D.    Copy of Bylaws, as amended, through January 13, 1992, filed as Exhibit
                   (3)D. to the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1991 is incorporated herein by this reference.
          (4)A.    Copy of Indenture dated as of January 15, 1986, between the Company and the Chase Manhattan Bank (National Association), Trustee, including forms of Debt Security and Medium-Term Note, filed as Exhibit (4)A. to the
                   Company's Annual Report on Form 10-K for the year ended December 31, 1991 is incorporated herein by this reference.
             B.    Supplemental Indenture dated as of October 27, 1986, between the Company and the Chase Manhattan Bank (National Association), Trustee, filed on
                   November 22, 1988 as Exhibit 4.2 to the Company's Registration Statement
                   on Form S-3 (File No.33-25722).
             C.    Second Supplemental Indenture dated as of December 1, 1988 to Indenture dated as of January 15, 1986, between the Company and the Chase Manhattan
                   Bank (National Association), Trustee, filed on November 22, 1988 as
                   Exhibit 4.3 to the Company's Registration Statement on Form S-3 (File
                   No.33-25722).
             D.    Copy of Indenture dated as of July 1, 1991, between the Company and The
                   First National Bank of Chicago, Trustee, including forms of Debt Security and Medium Term Note, filed on July 15, 1991 as Exhibits 4.1, 4.2, 4.3 respectively, to the Company's Registration Statement on Form S-3 (File
                   No. 33-4165) is incorporated herein by this reference.
         (10)A.    Copy of Asset Purchase Agreement among USLI Fleet Financing, Inc., Asset
                   Securitization Cooperative Corporation, Canadian Imperial Bank of Commerce
                   and United States Leasing International, Inc., dated as of December 23,
                   1991, filed as Exhibit (10)A. to the Company's Annual Report on Form 10-K
                   for the year ended December 31, 1991 is incorporated herein by this reference.
             B.    Copy of Purchase Agreement between United States Leasing International,
                   Inc. and USLI Fleet Financing, Inc., dated as of December 23, 1991, filed as Exhibit (10)B. to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by this reference.
             C.    First and Second Amendments to Asset Purchase Agreement among USLI Fleet
                   Financing, Inc., Asset Securitization Cooperative Corporation, Canadian
                   Imperial Bank of Commerce and United States Leasing International, Inc.,
                   dated as of December 23, 1991.
             D.    First Amendment to Purchase Agreement between United States Leasing
                   International, Inc. and USLI Fleet Financing, Inc., dated as of December
                   23, 1991.
             E.    Copy of Lease Purchase Agreement dated as of April 1, 1992, between the
                   Company and Ford Motor Credit Company, filed as Exhibit 10(C) to the
                   Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by this reference.
             F.    Copy of Insurance and Indemnity Agreement dated April 1, 1992, among the
                   Company, Municipal Bond Investors Assurance Corporation and The Chase
                   Manhattan Bank, N.A., filed as Exhibit 10(D) to the Company's Annual
                   Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by this reference.

             G.    Copy of Standard Terms and Conditions of Pooling and Servicing Agreement,
                   dated as of April 1, 1992, between the Company and The Chase Manhattan
                   Bank, N.A., filed as Exhibit 10(E) to the Company's Annual Report on Form
                   10-K for the year ended December 31, 1992, is incorporated herein by this reference.
             H.    Copies of Pooling and Servicing Agreements for Trusts A, B and C, dated as of April 1, 1992, between the Company and The Chase Manhattan Bank, N.A., filed as Exhibit 10(F) to the Company's Annual Report on Form 10-K for the
                   year ended December 31, 1992, is incorporated herein by this reference.
             I.    Copy of Seller's Limited Guaranty dated April 30, 1992, executed by the
                   Company in favor of Municipal Bond Investors Assurance Corporation, filed as Exhibit 10(G) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by this reference.
           (12)    Computation of Ratio of Earnings to Fixed Charges.
           (23)    Consent of Independent Public Accountants (with respect to the Company's current Registration Statement on Form S-3).

        The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

     (b) Report on Form 8-K.

              None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 28, 1994.

                                            USL CAPITAL CORPORATION
                                                  (Registrant)

                                            By:      /s/  JAMES G. DUFF
                                                        James G. Duff,
                                                 Chairman and Chief Executive
                                                            Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                TITLE                    DATE
- ---------------------------------------------   ----------------------------
(a) Principal Executive Officer
                   /s/  JAMES G. DUFF           Chairman and Chief Executive       March 28, 1994
                James G. Duff                     Officer
(b) Principal Financial Officer:
               /s/  GEORGE F. STALLOS           Executive Vice President and       March 28, 1994
              George F. Stallos                   Chief Financial Officer
(c) Principal Accounting Officer:
             /s/  ROBERT A. KEYES, JR.          Corporate Controller              March 28, 1994
            Robert A. Keyes, Jr.
(d) Directors:
                   /s/  JAMES G. DUFF                                             March 28, 1994
                James G. Duff
               /s/  TERRANCE F. MARRS                                             March 28, 1994
              Terrance F. Marrs
               /s/  GEORGE F. STALLOS                                             March 28, 1994
              George F. Stallos
                /s/  KENNETH WHIPPLE                                              March 28, 1994
               Kenneth Whipple

                     Letterhead of USL Capital Corporation

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

     Management is responsible for the preparation of the Company's financial statements and the other financial information in this report. This responsibility includes maintaining the integrity and objectivity of the financial records and the presentation of the Company's financial statements in accordance with generally accepted accounting principles.

     The Company maintains an internal control structure designed to provide, among other things, reasonable assurance that its records include the transactions of its operations in all material respects and to provide protection against significant misuse or loss of Company assets. The internal control structure is supported by careful selection and training of financial management personnel, by written procedures that communicate the details of the control structure to the Company's activities, by a staff of internal auditors of Ford Motor Company who employ thorough auditing programs, and by the Company's staff of operating control specialists who conduct reviews of adherence to the Company's procedures and policies.

     The Company's financial statements have been audited by Coopers & Lybrand, independent certified public accountants. Their audit was conducted in accordance with generally accepted auditing standards which include a review of the Company's internal control structure to the extent deemed necessary for the purposes of their audit. The Report of Independent Accountants appears on the following page.

     The Board of Directors is responsible for overseeing management's fulfillment of its responsibilities in the preparation of financial statements and the financial control of operations. The Board of Directors of Ford Motor Company, through its Audit Committee, selects the independent accountants. The independent accountants have full and free access to the Board to discuss their audit work, the Company's internal controls, and financial reporting matters.

         /s/  J.G. Duff
           James G. Duff
 Chairman & Chief Executive Officer

     /s/  George F. Stallos
         George F. Stallos
      Executive Vice President
    and Chief Financial Officer

                        LETTERHEAD OF COOPERS & LYBRAND

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors,
  USL Capital Corporation:

We have audited the consolidated financial statements and the financial statement schedules of USL Capital Corporation and subsidiaries listed in Part IV Item 14(a)1. and 2. of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USL Capital Corporation and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                            /s/  Coopers & Lybrand

San Francisco, California
January 28, 1994

                    USL CAPITAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
REVENUES...................................................  $564,472     $501,420     $500,158
                                                             --------     --------     --------
EXPENSES
  Sales, administrative and general........................    70,352       63,250       65,959
  Interest.................................................   189,942      154,157      147,027
  Depreciation -- operating leases.........................   131,100      159,324      177,805
  Other....................................................    50,907       35,638       23,308
                                                             --------     --------     --------
          Total expenses...................................   442,301      412,369      414,099
                                                             --------     --------     --------
  Income before taxes on income and cumulative effect of
     accounting change.....................................   122,171       89,051       86,059
  Taxes on income..........................................    45,119       29,228       31,270
                                                             --------     --------     --------
  Income before cumulative effect of accounting change.....    77,052       59,823       54,789
  Cumulative effect of accounting change...................        --       (3,097)          --
                                                             --------     --------     --------
  NET INCOME...............................................  $ 77,052     $ 56,726     $ 54,789
                                                             --------     --------     --------
                                                             --------     --------     --------

                See notes to consolidated financial statements.

                    USL CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1993             1992
                                                                     ------------     ------------
                                                                         (IN THOUSANDS, EXCEPT
                                                                            SHARE AMOUNTS)
ASSETS
Cash and cash equivalents..........................................   $    6,708       $    5,001
Investment in finance leases -- net................................    2,364,062        2,074,842
Notes receivable...................................................      721,257          502,103
Investment in operating leases -- net..............................      694,737          557,813
Investment in leveraged leases.....................................      190,502            3,907
Investment in securities...........................................      562,873          329,044
Inventory held for sale or lease...................................       54,811           97,179
Other receivables..................................................       18,296           22,241
Investment in associated companies.................................       18,357           19,659
Office equipment at cost less accumulated depreciation:
  $17,125 and $14,877 at December 31, 1993 and 1992,
  respectively.....................................................        8,386            7,643
Other assets.......................................................       21,981           24,785
Goodwill less accumulated amortization:
  $36,176 and $30,632 at December 31, 1993 and 1992,
  respectively.....................................................      189,239          195,082
                                                                     ------------     ------------
          Total assets.............................................   $4,851,209       $3,839,299
                                                                     ------------     ------------
                                                                     ------------     ------------
LIABILITIES
Short-term notes payable...........................................   $  985,277       $1,063,380
Accounts payable...................................................       65,643           82,712
Payable to Ford and affiliates.....................................       79,490           75,028
Accrued liabilities and lease deposits.............................      120,416          105,151
Deferred taxes on income...........................................      314,505          209,175
Long-term debt.....................................................    2,548,250        1,683,277
                                                                     ------------     ------------
          Total liabilities........................................    4,113,581        3,218,723
                                                                     ------------     ------------
Commitments (Note 10)..............................................           --               --
SHAREHOLDER'S EQUITY
Common stock, $1 par value, authorized: 10,000 shares;
  outstanding: 10 shares...........................................            *                *
Additional capital.................................................      521,425          481,425
Retained earnings..................................................      216,203          139,151
                                                                     ------------     ------------
          Total shareholder's equity...............................      737,628          620,576
                                                                     ------------     ------------
          Total liabilities and shareholder's equity...............   $4,851,209       $3,839,299
                                                                     ------------     ------------
                                                                     ------------     ------------

- ---------------

* Less than $1,000

                See notes to consolidated financial statements.

                    USL CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1993            1992            1991
                                                      -----------     -----------     -----------
                                                                    (IN THOUSANDS)
Net cash flow from operating activities:
  Income from operations............................  $    77,052     $    56,726     $    54,789
  Noncash expenses, revenues, losses, and gains
     included in income:
     Cumulative effect of accounting change.........           --           5,002              --
     Depreciation and amortization..................      154,322         180,745         198,252
     Deferred taxes on income.......................      112,719          57,273          62,097
     Provision for losses...........................       24,752          19,439           9,034
     Accrued interest income on notes receivable
       added to the principal balance...............           --            (565)             --
     Net increase in advances from Ford and
       affiliates...................................        4,462          58,035          31,120
     Increase/(decrease) in accounts payable........      (17,082)         (6,182)          7,931
     Increase in accrued liabilities and lease
       deposits.....................................        8,773          18,541             517
     (Increase)/decrease in other receivables.......      (14,691)            741          (3,043)
     Other..........................................        1,357           1,776           2,816
                                                      -----------     -----------     -----------
          Net cash flow from operating activities...      351,664         391,531         363,513
                                                      -----------     -----------     -----------
Cash flows from investing activities:
  Recovery of equipment costs and residual
     interests......................................      622,364         488,165         451,677
  Proceeds from sale of finance receivables.........      103,006         175,779         211,461
  Cost of equipment acquired for lease..............   (1,446,217)     (1,453,248)     (1,245,298)
  Notes receivable investments......................     (317,969)       (212,678)       (241,186)
  Collections on notes receivable investments.......      121,238          63,045          57,019
  Purchase of investment securities.................     (280,812)       (164,510)       (168,317)
  Sale of investment securities.....................       40,123          69,526          13,267
  Increase in deferred initial direct costs.........      (10,867)        (17,418)        (15,665)
  Office equipment purchased........................       (5,118)         (1,359)         (2,262)
  Investment in associated companies................          (73)            (41)            (52)
  Other.............................................       (1,896)         (9,561)        (11,105)
                                                      -----------     -----------     -----------
          Net cash used by investing activities.....   (1,176,221)     (1,062,300)       (950,461)
                                                      -----------     -----------     -----------
Cash flows from financing activities:
  Proceeds from long-term borrowings................    1,125,145         646,625       1,020,427
  Long-term debt repaid.............................     (260,778)       (268,204)       (245,024)
  Net increase/(decrease) in short-term
     borrowings.....................................      (78,103)        273,096        (224,946)
  Capital contribution from Ford Holdings...........       40,000           5,000          30,000
                                                      -----------     -----------     -----------
          Net cash provided by financing
            activities..............................      826,264         656,517         580,457
                                                      -----------     -----------     -----------
Increase/(decrease) in cash and cash equivalents....        1,707         (14,252)         (6,491)
Cash and cash equivalents at beginning of period....        5,001          19,253          25,744
                                                      -----------     -----------     -----------
Cash and cash equivalents at end of period..........  $     6,708     $     5,001     $    19,253
                                                      -----------     -----------     -----------
                                                      -----------     -----------     -----------
Supplemental schedule of cash flow information:
  lnterest paid.....................................  $   356,829     $   153,691     $   138,208
  Income taxes paid.................................          250             604             920
Supplemental schedule of noncash investing and financial activities:
  During 1992, provisions of some notes receivable investments permitted accrued interest in the amount of $565 to be added to the principal balance.

                See notes to consolidated financial statements.

                    USL CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                                                             TOTAL
                                                 COMMON      ADDITIONAL     RETAINED     SHAREHOLDER'S
                                                 STOCK        CAPITAL       EARNINGS        EQUITY
                                                --------     ----------     --------     -------------
                                                                    (IN THOUSANDS)
Balance at January 1, 1991....................  $      *      $ 446,425     $ 27,636       $ 474,061
  Capital contributions.......................                   30,000                       30,000
  Net income..................................                                54,789          54,789
                                                --------     ----------     --------     -------------
Balance at December 31, 1991..................         *        476,425       82,425         558,850
  Capital contributions.......................                    5,000                        5,000
  Net income..................................                                56,726          56,726
                                                --------     ----------     --------     -------------
Balance at December 31, 1992..................         *        481,425      139,151         620,576
  Capital contributions.......................                   40,000                       40,000
  Net income..................................                                77,052          77,052
                                                --------     ----------     --------     -------------
Balance at December 31, 1993..................  $      *      $ 521,425     $216,203       $ 737,628
                                                --------     ----------     --------     -------------
                                                --------     ----------     --------     -------------

- ---------------

* Less than $1,000

                See notes to consolidated financial statements.

                    USL CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include USL Capital Corporation ("Company") and all of its majority-owned subsidiaries. Investments in partnerships and 50%-or-less owned associated companies are accounted for on the equity method. Refer to Item 1. Business "Consolidation and Sale of Subsidiaries." All material intercompany balances and transactions are eliminated. Certain amounts have been reclassified to conform to the 1993 presentation.

     In October 1989, all of the Company's outstanding capital stock was acquired by Ford Holdings, Inc. ("Ford Holdings") from Ford Motor Company ("Ford"). The acquisition by Ford in 1987 was accounted for as a purchase. The unamortized balance of the excess of the purchase price paid by Ford over the fair value of identifiable net assets acquired is shown as goodwill on the Company's books.

     Cash and Cash Equivalents -- Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Outstanding checks ($21,582,000 at December 31, 1993 and $22,660,000 at December 31, 1992) are reclassified to Accounts Payable. For Cash and Cash Equivalents, the carrying amount is stated at fair value.

     Finance Leases -- At lease commencement, the Company records the lease receivable, estimated residual value of the leased equipment, and unearned lease income. Initial direct costs are deferred as part of the investment and amortized over the lease term. Unearned lease income is recognized as revenue over the lease term so as to approximate a level rate of return on the net investment. Residual values, which are reviewed periodically, represent the estimated amount to be received at lease termination from the disposition of leased equipment.

     Operating Leases -- Lease contracts that do not meet the criteria of finance leases are accounted for as operating leases. Rental equipment is recorded at cost and depreciated over its useful life or lease term to an estimated salvage or residual value (10 to 30 years for railroad cars and 3 to 7 years for other equipment), primarily on a straight-line basis.

     Leveraged Leases -- Leveraged lease assets acquired by the Company are financed primarily through nonrecourse loans from third-party debt participants. These loans are secured by the lessee's rental obligations and the leased property. Unearned income is recognized over the lease term at a constant after-tax rate of return on the net investment in the lease in those periods in which the net investment is positive. Unguaranteed estimated residual values are principally based on independent appraisals of the estimated values of the assets remaining at the expiration of the lease.

     Investment in Securities -- Investments in securities consist principally of debt securities (preferred stock, corporate and Municipal bonds) which are recorded at amortized cost because the Company has the ability to hold such securities until maturity and presently has this intention. See Note 6 for additional information on the fair value of securities.

     Goodwill -- Goodwill, arising principally from the acquisition by Ford, is being amortized on the straight-line method over 40 years (1993, $5,643,000; 1992, $5,643,000; 1991, $5,643,000).

     Taxes on Income and Tax Credits -- Since the transfer of ownership of the Company by Ford to Ford Holdings in 1989, the Company has been included in the consolidated federal income tax return of Ford Holdings and continues to be included in the combined state income tax returns of Ford, except in those states where the Company is required to file separate returns. Income taxes, including the federal alternative minimum tax, if any, are allocated by Ford Holdings based on the Company's effect on taxes paid by the group. Deferred income tax liabilities give effect to temporary differences between financial statement and tax return amounts based upon enacted tax rates in effect for the future periods when such differences are expected to reverse.

NOTE 2 -- INVESTMENT IN FINANCE LEASES

                                                            DECEMBER 31,     DECEMBER 31,
                                                                1993             1992
                                                            ------------     ------------
                                                                   (IN THOUSANDS)
        Receivable in installments........................   $3,264,170      $  2,889,715
        Residual value....................................      297,139           261,622
        Allowance for doubtful accounts...................      (28,768)          (22,361)
        Unearned lease income.............................   (1,191,499)       (1,079,921)
        Deferred initial direct costs.....................       23,020            25,787
                                                            ------------     ------------
        Net investment....................................   $2,364,062      $  2,074,842
                                                            ------------     ------------
                                                            ------------     ------------

     Finance lease receivables at December 31, 1993 are due in installments as follows (in thousands): 1994, $751,956; 1995, $547,200; 1996, $327,429; 1997,
$228,880; 1998, $161,459 and thereafter, $1,247,246. Receivables of $6.9 million serve as collateral to long-term debt.

     In December 1991, U.S. Fleet Financing ("USFF") , a wholly owned subsidiary of the Company, sold a portfolio of finance leases for proceeds of $211.5 million. During 1992 and 1993, additional leases were sold for proceeds of $79.9 million and $103.0 million, respectively, to replace the run-off of principal in the leases initially securitized. The sale agreement provides recourse to the assets of USFF, $35.7 million at December 31, 1993, for any uncollectible receivables in the portfolio. USFF is a separate entity from its parent company, USL Capital Corporation, and its assets will be available first and foremost to satisfy the claims of its creditors. An allowance of $772,000 has been provided on the books of USFF for estimated losses on the sold receivables. The agreement provides that the Company will service the lease receivables for the purchaser. At December 31, 1993, $171.6 million of net investment in the leases serviced by the Company was outstanding.

     In April 1992, the Company sold a portfolio of municipal finance leases for proceeds of $95.1 million. The sale agreement provides the buyers with limited recourse against the Company, $3.0 million at December 31, 1993, for any uncollectible receivables in the portfolio. An allowance of $26,000 has been provided for estimated losses on the sold receivables. The agreement provides that the Company will service the lease receivables for the purchaser. At December 31, 1993, $19.3 million of net investment in the leases serviced by the Company was outstanding.

NOTE 3 -- INVESTMENT IN OPERATING LEASES

                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1993             1992
                                                             ------------     ------------
                                                                    (IN THOUSANDS)
        Equipment cost:
          Automotive.......................................   $  155,600       $  219,316
          EDP, peripheral and word processing..............      139,972          114,338
          Copiers..........................................      151,886          133,790
          Rail.............................................      463,395          322,495
          Aircraft.........................................       46,420           40,356
          Office furniture.................................       24,440           15,773
          Manufacturing and industrial equipment...........       24,423            8,493
          Other............................................       34,644           17,256
                                                             ------------     ------------
          Total equipment cost.............................    1,040,780          871,817
        Accumulated depreciation...........................     (352,516)        (323,398)
        Rentals receivable.................................        9,757           11,999
        Allowance for doubtful accounts....................       (3,284)          (2,605)
                                                             ------------     ------------
        Net investment.....................................   $  694,737       $  557,813
                                                             ------------     ------------
                                                             ------------     ------------

     Initial lease terms of rental equipment range from one month to 8.5 years. Future minimum rentals on operating leases at December 31, 1993 are due in installments as follows (in thousands): 1994, $182,026; 1995, $95,430; 1996,
$66,666; 1997, $27,137; 1998, $15,337 and thereafter, $25,358.

     Minimum future rentals do not include contingent rentals that may be received under certain rail car leases, because of use in excess of specified amounts. Contingent rentals (in thousands) received were $8,170 in 1993, $2,454 in 1992 and $2,033 in 1991. The increase in 1993 is the result of the large expansion of the Rail Services fleet (see Item 1. Business "Business Units").

NOTE 4 -- INVESTMENT IN LEVERAGED LEASES

                                                            DECEMBER 31,      DECEMBER 31,
                                                                1993              1992
                                                            -------------     -------------
                                                                    (IN THOUSANDS)
        Rentals receivable (net of principal and interest
          on nonrecourse debt)............................    $ 259,243         $     102
        Estimated residual values.........................       69,837             4,598
        Allowance for doubtful accounts...................       (1,661)               --
        Unearned income...................................     (137,331)             (793)
        Deferred initial direct costs.....................          414                --
                                                            -------------     -------------
        Investment in leveraged leases....................      190,502             3,907
        Less deferred income taxes arising from leveraged
          leases..........................................      (23,571)              (86)
                                                            -------------     -------------
        Net investment....................................    $ 166,931         $   3,821
                                                            -------------     -------------
                                                            -------------     -------------

     A summary of the components of income from leveraged leases were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                                1993              1992
                                                            -------------     -------------
                                                                    (IN THOUSANDS)
        Income before taxes on income.....................    $   6,898         $     110
        Taxes on income...................................        2,692                42
                                                            -------------     -------------
        Income from leveraged leases......................    $   4,206         $      68
                                                            -------------     -------------
                                                            -------------     -------------

NOTE 5 -- NOTES RECEIVABLE

                                                            DECEMBER 31,      DECEMBER 31,
                                                                1993              1992
                                                            -------------     -------------
                                                                    (IN THOUSANDS)
        Principal.........................................    $ 731,641         $ 502,748
        Interest..........................................        1,898             6,890
        Deferred initial direct costs.....................          906             1,277
        Allowance for doubtful accounts...................      (13,188)           (8,812)
                                                            -------------     -------------
        Net...............................................    $ 721,257         $ 502,103
                                                            -------------     -------------
                                                            -------------     -------------

     At December 31, 1993, $609.6 million of principal was collateralized by equipment, real estate, and other assets. The weighted average interest rate at December 31, 1993 was 8.1%. Notes receivable are due in subsequent years as follows (in thousands): 1994, $96,792; 1995, $101,230; 1996, $114,867; 1997,
$98,383; 1998, $142,069; and thereafter, $178,300.

     The fair value of loans is estimated by either discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, or dealer quotes. At December 31, 1993, the estimated fair values of the Company's Notes Receivable were $727.4 million.

NOTE 6 -- INVESTMENT IN SECURITIES

     At December 31, 1993 and 1992 the amortized cost and estimated fair value of investment in securities were as follows:

                                                                          1993
                                                  -----------------------------------------------------
                                                                  GROSS          GROSS        ESTIMATED
                                                  AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                                    COST          GAINS          LOSSES         VALUE
                                                  ---------     ----------     ----------     ---------
                                                                     (IN THOUSANDS)
Debt Securities issued by the U.S. Government
  and agencies..................................  $       0      $      0       $      0      $       0
Corporate Securities............................    559,765        18,488          8,324        569,929
                                                  ---------     ----------     ----------     ---------
Debt Securities.................................    559,765        18,488          8,324        569,929
Equity Securities...............................     10,736             0              0         10,736
                                                  ---------     ----------     ----------     ---------
Total Securities................................    570,501      $ 18,488       $  8,324      $ 580,665
                                                                ----------     ----------     ---------
                                                                ----------     ----------     ---------
Allowance for doubtful accounts.................     (7,628)
                                                  ---------
Net Investment..................................  $ 562,873
                                                  ---------
                                                  ---------

                                                                          1992
                                                  -----------------------------------------------------
                                                                  GROSS          GROSS        ESTIMATED
                                                  AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                                    COST          GAINS          LOSSES         VALUE
                                                  ---------     ----------     ----------     ---------
                                                                     (IN THOUSANDS)
Debt Securities issued by the U.S. Government
  and agencies..................................  $     113      $     13        $    0       $     126
Corporate Securities............................    322,818         9,458         4,237         328,039
                                                  ---------     ----------     ----------     ---------
Debt Securities.................................    322,931         9,471         4,237         328,165
Equity Securities...............................     12,223         2,913         1,219          13,917
                                                  ---------     ----------     ----------     ---------
Total Securities................................    335,154      $ 12,384        $5,456       $ 342,082
                                                                ----------     ----------     ---------
                                                                ----------     ----------     ---------
Allowance for doubtful accounts.................     (6,110)
                                                  ---------
Net investment..................................  $ 329,044
                                                  ---------
                                                  ---------

     The amortized cost and estimated fair value of debt securities at December 31, 1993 and 1992 by contractual maturity are shown below.

                                                           1993                        1992
                                                  -----------------------     -----------------------
                                                                ESTIMATED                   ESTIMATED
                                                  AMORTIZED       FAIR        AMORTIZED       FAIR
                                                    COST          VALUE         COST          VALUE
                                                  ---------     ---------     ---------     ---------
                                                                    (IN THOUSANDS)
Due in one year or less                           $   6,866     $   6,854     $   6,811     $   6,855
Due after one year through five years                66,403        69,071        55,032        56,920
Due after five years through ten years              133,328       139,131       148,007       148,683
Due after ten years                                 353,168       354,873       113,081       115,707
                                                  ---------     ---------     ---------     ---------
Total                                             $ 559,765     $ 569,929     $ 322,931     $ 328,165
                                                  ---------     ---------     ---------     ---------
                                                  ---------     ---------     ---------     ---------

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties, and the Company may have the option to redeem or convert securities prior to redemption.

     In 1993 proceeds from the sale of investments in debt securities (in thousands) were $58,251, resulting in a gross gain of $4,888. In 1992, proceeds (in thousands) were $44,253, resulting in a gross gain of $2,195.

     The fair value of the investment in debt and equity securities is estimated primarily by market and dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Debt securities are also valued using the discounted future cash flows based upon current rates of similar debt instruments traded, when a market quote or market quote of a similar investment is not available.

NOTE 7 -- SHORT-TERM NOTES PAYABLE

     Short-term notes payable consist entirely of commercial paper. The balance outstanding at December 31, 1993 had an average maturity of 10 days. The Company has committed credit lines, wherein it may borrow up to $1.19 billion at floating rates which approximate prime. A commitment fee of 1/8% to 1/4% is paid on the unused portion of these credit lines. These lines contain certain provisions related to (a) continuing Ford ownership; (b) limitations on liens; and (c) limitations on activities and indebtedness of subsidiaries. There were no borrowings outstanding on these lines at December 31, 1993.

     For short-term notes payable, the carrying amount approximates fair value because of the short maturity of these instruments.

NOTE 8 -- LONG-TERM DEBT

                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1993             1992
                                                             ------------     ------------
                                                                    (IN THOUSANDS)
        Collateralized:
          6.3% to 8.3% due through 1994....................   $    6,957
          6.6% to 9.5% due through 1994....................                    $    7,622
        Capital lease obligations..........................           --              209
        Senior:
          3.3% to 9.9% due through 2011....................    2,541,293
          3.4% to 9.9% due through 2011....................                     1,675,446
                                                             ------------     ------------
                  Total....................................   $2,548,250       $1,683,277
                                                             ------------     ------------
                                                             ------------     ------------

     Payments required on long-term debt are (in thousands): 1994, $386,422; 1995, $323,165; 1996, $357,310; 1997, $197,351; 1998, $192,393; and thereafter,
$1,091,609. Average interest rates on collateralized and senior debt outstanding at December 31, 1993 were 6.3% and 6.7%, respectively.

     Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. At December 31, 1993, the estimated fair value of the Company's long-term debt, collateralized and senior, was $2.451 billion.

     It is the Company's policy to follow a strategy of match funding all financing, and as such, the Company believes that the change in the fair market value of its debt would be off-set by a corresponding increase in the estimated fair value of its investment in leases. See Note 13 for information concerning interest rate swap agreements.

NOTE 9 -- TAXES ON INCOME

     The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109. The Company adopted the liability method in 1987 in accordance with SFAS No. 96, which was subsequently superseded by SFAS No. 109. The adoption of SFAS No. 109 at the beginning of 1992 had no effect on net income in that year.

     The provision for taxes on income includes:

                                                          YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1993         1992         1991
                                                     --------     --------     --------
                                                               (IN THOUSANDS)
        Deferred:
          United States............................  $ 95,891     $ 60,484     $ 48,679
          State....................................    16,828       (3,211)      13,418
          Foreign..................................        --           --           --
                                                     --------     --------     --------
                  Total deferred...................   112,719       57,273       62,097
                                                     --------     --------     --------
        Current:
          United States............................   (58,858)     (37,682)     (22,910)
          State....................................    (8,927)       7,216       (7,917)
          Foreign..................................       185          516           --
                                                     --------     --------     --------
                  Total current....................   (67,600)     (29,950)     (30,827)
                                                     --------     --------     --------
                  Total............................  $ 45,119     $ 27,323     $ 31,270
                                                     --------     --------     --------
                                                     --------     --------     --------
        Shown as:
          Taxes on income..........................  $ 45,119     $ 29,228     $ 31,270
          Cumulative effect of accounting change...        --       (1,905)          --
                                                     --------     --------     --------
                                                     $ 45,119     $ 27,323     $ 31,270
                                                     --------     --------     --------
                                                     --------     --------     --------

     Deferred income taxes, on a SFAS No. 109 basis, reflect the estimated future tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities as of December 31, 1993 and 1992 were as follows:

                                                                   1993         1992
                                                                 --------     --------
                                                                    (IN THOUSANDS)
        Deferred tax liability
          Leasing transactions.................................  $276,710     $175,655
          Notes payable........................................    79,107       67,925
          Other................................................     5,436        1,974
                                                                 --------     --------
                                                                  361,253      245,554
                                                                 --------     --------
        Deferred tax asset
          Allowance for credit losses..........................    17,290       15,316
          Employee benefit plans...............................     6,802        7,798
          State Net Operating Loss carry forwards..............    21,773       12,887
          Other................................................       883          378
                                                                 --------     --------
                                                                   46,748       36,379
                                                                 --------     --------
        Net deferred taxes.....................................  $314,505     $209,175
                                                                 --------     --------
                                                                 --------     --------

     State Net Operating Loss carry forwards will be recovered in future periods as an offset to future state tax liabilities in accordance with the Company's tax sharing agreement with Ford Holdings.

     Deferred income taxes for 1991 were derived using the guidelines in SFAS No. 96. Under SFAS No. 96, deferred income taxes are the result of temporary differences in the financial reporting and tax bases of assets and liabilities. The source of the changes in deferred taxes were as follows:

                                                                            YEAR ENDED
                                                                        DECEMBER 31, 1991
                                                                        ------------------
                                                                          (IN THOUSANDS)
      Temporary differences in recognizing revenue and depreciation
        expense on leases.............................................       $ 50,803
      Temporary differences in recognizing sales, administrative and
        general expenses..............................................             30
      State tax provision in excess of current state taxes............         11,264
                                                                           ----------
                Total.................................................       $ 62,097
                                                                           ----------
                                                                           ----------

     The provision for taxes on income differs from the normal statutory rate for the following reasons:

                                                                        YEARS ENDED
                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                   1993     1992     1991
                                                                   ----     ----     ----
      Normal U.S. tax rate.......................................  35.0%    34.0%    34.0%
      State taxes, less U.S. tax benefit.........................   6.5      3.9      4.2
      Goodwill...................................................   4.6      2.1      2.2
      Income taxed at reduced rates..............................  (9.3)    (7.8)    (3.5)
      Other -- net...............................................    .1       .6      (.6)
                                                                   ----     ----     ----
      Provision for taxes........................................  36.9%    32.8%    36.3%
                                                                   ----     ----     ----
                                                                   ----     ----     ----

     The deferred tax assets and liabilities were restated effective January 1, 1993 to reflect the increase of the U.S. Corporate Tax Rate to 35% from 34%, resulting in additional tax provision of $5.6 million.

     At December 31, 1993, investment tax credit carry forwards of approximately $600,000 are available to reduce future federal income tax liabilities and expire between 1997 and 1999 if not utilized.

     Federal income taxes payable to Ford Holdings (in thousands) were: $15,466 at December 31, 1993 and $2,700 at December 31, 1992.

NOTE 10 -- COMMITMENTS

     The Company leases office facilities and equipment under operating leases. The equipment leased by the Company is for sublease to end-user lessees under operating leases of various terms. New leases are arranged when the equipment is returned to the Company. Rental expense (in thousands) for all operating leases was $11,574 in 1993, $12,626 in 1992, and $14,353 in 1991; and sublease income was $6,129, $6,169 and $8,859, respectively. Future minimum rentals (excluding executory costs) and related sublease income under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 1993 are:

                                                       OFFICE        RENTAL       SUBLEASE       NET
                                                     FACILITIES     EQUIPMENT      INCOME      RENTALS
                                                     ----------     ---------     --------     -------
                                                                      (IN THOUSANDS)
1994...............................................   $   3,300      $ 4,415      $  4,474     $ 3,241
1995...............................................       2,904        4,405         2,712       4,597
1996...............................................       2,511        4,412         2,317       4,606
1997...............................................       2,467        3,980         1,390       5,057
1998...............................................       2,337        3,980           965       5,352
Thereafter.........................................      14,410        2,422           175      16,657
                                                     ----------     ---------     --------     -------
          Total....................................   $  27,929      $23,614      $ 12,033     $39,510
                                                     ----------     ---------     --------     -------
                                                     ----------     ---------     --------     -------

NOTE 11 -- PENSIONS

     The Company sponsors a defined contribution retirement plan comprising a profit sharing part and a deferred compensation part which covers substantially all of its employees. Under the profit sharing part, contributions are determined as a percent (12.6%) of each covered participant's qualified earnings, minus the Old Age, Survivors, and Disability Insurance portion of social security taxes paid for the participant by the Company. Profit sharing cost represents contributions minus the unvested amounts of terminated participants. Under the deferred compensation part, contributions (cost) are determined as 75 cents per dollar of deferred compensation for the first 3 percent of a participant's compensation and 25 cents per dollar for the next 3 percent, up to 6 percent of a participant's compensation. The total cost of the retirement plan (in thousands) amounted to $3,500 in 1993, $3,700 in 1992, and $4,400 in 1991.

NOTE 12 -- TRANSACTIONS WITH AFFILIATED COMPANIES

     The Company provides administrative services for Ford Credit and other Ford affiliates, for which the Company is reimbursed. Ford also provides administrative services to the Company, for which Ford is reimbursed. The Company believes that these arrangements, which are not covered by any formal agreement between the Company, Ford Credit and Ford or its affiliates, are mutually beneficial. Assessments for services by the Company to Ford Credit and other affiliates were (in thousands): 1993, $12,423; 1992, $11,781; 1991,
$13,553; and assessments by Ford to the Company were $2,280, $2,776, and $2,566, respectively.

     In 1989, the Company leased office space from Ford Motor Land Development Corporation, a subsidiary of Ford. The lease, with a term of five years plus an extension of an additional five years, is classified as an operating lease. The base rent (in thousands) for the initial five year lease term amounts to $2,204, plus 22% of the operating expenses and property taxes related to the building. Rent expense (in thousands) amounted to $701 in 1993, $731 in 1992, and $823 in 1991. Beginning in 1991, a portion of the leased office space was subleased to several divisions of Ford Motor Company. Sublease income, which includes amounts for leasehold improvements and furniture and fixtures, (in thousands) amounted to $1,013 in 1993, $716 in 1992 and $438 in 1991.

     In 1992, the Company purchased equipment and the remaining payments under an existing operating lease agreement due from Ford. The revenue earned during the remaining operating lease term in 1992 amounted to $8.1 million. The corresponding depreciation of the asset during the period was $7.5 million. In December 1992 the lease with Ford was renewed with upgraded equipment, purchased for $28.2 million, and classified as a finance lease with an initial lease term of 42 months. The revenue earned under the finance lease was $2.2 million in 1993 and $198,000 in 1992.

     A 1991 agreement with Ford provides for payments by Ford to the Company of broker fees for the negotiation and arrangement of leases for Ford. Such fees (in thousands) were $2,546 in 1993, $1,514 in 1992 and $1,794 in 1991.

     The Company receives fees for the management of rail cars for Ford Credit. Such fees (in thousands) were $294 in 1993, $145 in 1992, and $130 in 1991.

     In 1993 and 1992, Ford Holdings made capital contributions to the Company of $40 million and $5 million, respectively.

     The Company acts as general partner to a limited partnership, in which it has a 23% equity interest. In addition, the Company had a nominal investment interest and acted as general partner to three limited partnerships which were liquidated in 1991. In accordance with the limited partnership agreements, the Company receives fees and other compensation for services provided. Such amounts earned were as follows (in thousands): 1993, $774; 1992, $770; and 1991, $1,042.

     The Company, in partnership with AT&T Capital Corporation, leased vehicles to subsidiaries and affiliates of American Telephone and Telegraph Company. In such arrangements, the Company provided the services of accounting, purchasing, collections and fleet management, as well as providing loans to an affiliate. Fees received (in thousands) were $326 in 1993, $276 in 1992, and $326 in 1991. Notes receivable and interest income, respectively, (in thousands) were: 1993, $0 and $407; 1992, $11,060 and $409; and 1991, $11,281 and $728. The Company
sold its equity interest in the partnership in December, 1993, but continues to provide operational services.

NOTE 13 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company enters into certain transactions that can give rise to financial instruments with off-balance-sheet risk. The following information pertains to those financial instruments held at December 31, 1993.

     The Company has entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements primarily include interest rate swap agreements. Interest rate swap agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The agreements generally mature at the time the related debt matures. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense over the life of the agreements. Notional amounts are used to express the volume of interest rate swap agreements. The notional amounts do not represent cash flows and are not subject to risk of loss. In the unlikely event that a counterparty fails to meet the terms of an interest rate swap agreement, the Company's exposure is limited to the interest rate differential. The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and current credit-worthiness of the swap counterparties. At December 31, 1993, the Company had 95 interest rates swaps, of which 22 swaps were in a net receivable position with a notional principal amount of $629.9 million and 73 swaps in a net payable position with a notional principal amount of $1.3 billion. It would cost the Company $43.6 million to terminate the swaps in a net payable position and the Company would receive $45.3 million to terminate the swaps in a net receivable position.

     The Company has issued financial guarantees in support of lines of credit and lease/sublease transactions entered into by two affiliates of Ford. These affiliates, located in the United Kingdom and Australia, were previously subsidiaries of the Company, which retains management responsibility for their operations. The lines of credit have various expiration dates through 1994, and the sublease transactions extend through 1994. At December 31, 1993, the financial guarantees issued totaled $197 million for the United Kingdom, and $61 million for Australia. At December 31, 1993, the outstanding balances subject to such guarantees were $39 million for the United Kingdom, and $38 million for Australia. The disclosed amount of the guarantees is a reasonable estimate of the market value as it represents the cost to satisfy the guarantees. (See Item
1. Business "Management of Foreign Affiliates".)

     Additionally, under several of the Company's domestic lease transactions, it guaranteed under certain conditions that the lessor or lender will receive additional rents of specified amounts after the original lease terms expire. The expiration dates are between 1996 and 2001. At December 31, 1993, such guarantees totaled $17 million. The Company has not provided collateral or other security to support financial instruments with credit risk.

     The Company has also entered into several commitment agreements with third parties contemplating possible first mortgage loans and equipment leases. The interest rates on the first mortgage loan commitments average prime or Libor plus 3.98% and they have various expiration dates through 1998. At December 31, 1993, such commitments totaled approximately $95 million. The disclosed amount of the commitments is a reasonable estimate of the market value, as all financing rates are floating until funding.

     The Company has entered into a variety of other financial agreements which contain potential risk of loss. These agreements include interest rate swap spread contracts and revolving loan commitments. Neither the amounts of these agreements, fair value, nor the potential risk of loss was considered to be significant at December 31, 1993.

NOTE 14 -- CONCENTRATIONS OF CREDIT RISK

     The Company controls its credit risk through credit standards, limits on exposure, and monitoring the financial condition of other parties. The lease, note and investment portfolios are well diversified, consisting of more than 75 industries.

     A significant portion of the Company's business activity is with customers and businesses located in California. As of December 31, 1993, the Company's net finance and operating leases, notes receivable and investments in California totaled approximately $700 million. There were no other significant regional, industrial or group concentrations at December 31, 1993.

     The Company generally requires the leased asset to serve as collateral for the lease. The collateral consists principally of autos, computers and peripherals, office furnishings, copiers, rail cars and aircraft. Notes receivable are collateralized by first mortgages on real estate or equipment. Investments are not collateralized.

NOTE 15 -- POSTRETIREMENT BENEFITS

     The Company sponsors defined benefit postretirement health care plans that provide medical and life insurance coverage to retirees and their dependents. The cost of retiree and dependent medical coverage is shared between the Company and the retiree. The life insurance plan is noncontributory. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's past practice. The Company defines a maximum amount (or "cap") that it will contribute toward the health benefits of each retiree. This cap is redetermined annually, and is based on the individual retiree's number of dependents. The Company has a history of increasing this cap. Over the last seven years the aggregate increase in the cap approximates the average increase in the underlying premium costs of the program. This valuation assumed that in future years the Company will continue to increase the cap at the average rate of increase of the underlying cost of the retiree benefit program. However, benefits and eligibility rules may be modified by the Company from time to time.

     The following table sets forth the plans' combined funded status reconciled with the amount shown in the Company's statement of financial position at December 31:

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION

                                                                    1993        1992
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Retirees.................................................  $(2,167)    $(1,822)
        Fully eligible plan participants.........................     (572)       (411)
        Other active plan participants...........................   (3,119)     (3,542)
                                                                   -------     -------
                                                                    (5,858)     (5,775)
        Plan assets at fair value................................        0           0
                                                                   -------     -------
        Accumulated postretirement benefit obligation in excess
          of plan assets.........................................   (5,858)     (5,775)
        Unrecognized net (gain)/loss from past experience
          different from that assumed and from changes in
          assumptions............................................     (694)         23
                                                                   -------     -------
        (Accrued)/prepaid postretirement benefit cost............  $(6,552)    $(5,752)
                                                                   -------     -------
                                                                   -------     -------

The Company's postretirement plans are underfunded; the accumulated postretirement benefit obligation and plan assets for the plan at December 31, 1993 (in thousands) are $5,858 and $0, respectively.

NET PERIODIC POSTRETIREMENT BENEFIT COST INCLUDED THE FOLLOWING COMPONENTS:

                                                                      1993      1992
                                                                      ----     ------
                                                                      (IN THOUSANDS)
        Service cost -- benefits attributed to service during the
          period....................................................  $429     $  429
        Interest cost on accumulated postretirement benefit
          obligation................................................   484        444
        Actual return on plan assets................................     0          0
        Net amortization and deferral...............................     0          0
        Recognition of transition obligation........................    --      5,002
                                                                      ----     ------
        Net periodic postretirement benefit cost....................  $913     $5,875
                                                                      ----     ------
                                                                      ----     ------
        Assumption: Discount rate at year-end.......................   7.5%       8.5%

     For measurement purposes, 12 percent and 8 percent annual rates of increase in the per capita cost of postretirement medical benefits were assumed for 1993 for the under age 65 indemnity and HMO and over age 65 indemnity plans, respectively; the rates were assumed to decrease gradually to 5.5 percent for 2006 and remain at that level thereafter. The comparable rates assumed for 1992 were 14 percent and 9 percent for the under age 65 indemnity and HMO and over age 65 indemnity plans, respectively. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $477,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $159,000.

                                                                     SCHEDULE II

                USL CAPITAL CORPORATION AND SUBSIDIARY COMPANIES

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                   COLUMN A                       COLUMN B        COLUMN C       COLUMN D(1)             COLUMN E
                                                  BALANCE                                           BALANCE RECEIVABLE
                                                 RECEIVABLE                                          AT END OF PERIOD
                                                AT BEGINNING                     DEDUCTIONS --    -----------------------
                NAME OF DEBTOR                   OF PERIOD        ADDITIONS      COLLECTIONS      CURRENT     NOT CURRENT
- ----------------------------------------------  ------------     -----------     ------------     -------     -----------
                                                                             (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1993
James G. Duff, President & CEO,
  USL Capital Corporation*....................      $153                             $153                        $   0
John Hause, Vice President, Treasurer,
  USL Capital Corporation*....................       120                              120                            0
John Pettipher, President,
  Transportation and Industrial Financing*....       100                               75                           25
Floyd Robinson, President,
  Business Equipment Financing*...............       100                                                           100
Raymond L. Smith, President,
  Fleet Services*.............................                      $ 160                                          160
George F. Stallos, Executive Vice President &
  CFO,
  USL Capital Corporation*....................                        274                                          274
Eugene Wojciechowski, Director,
  Information Systems,
  USL Capital Corporation*....................                        131                                          131
YEAR ENDED DECEMBER 31, 1992
James G. Duff, Chairman & CEO,
  USL Capital Corporation*....................      $200            $ 153            $200                        $ 153
David Ellis, Vice President,
  Transportation & Industrial Financing*......       104                              104                            0
John Hause,Vice President, Treasurer,
  USL Capital Corporation*....................                        120                                          120
Peter Jones, President,
  Rail Services*..............................       108                               13                           95
John Pettipher, President,
  Transportation & Industrial Financing*......       170                               70                          100
Floyd Robinson, President,
  Business Equipment Financing*...............                        100                                          100
Joseph M.Willett, Jr., Retired Executive
  Vice President,
  USL Capital Corporation*....................       235                              235                            0
YEAR ENDED DECEMBER 31, 1991
William Burke, Executive Vice President,
  Business Equipment Financing*...............                      $ 164                                        $ 164
James G. Duff, Chairman & CEO,
  USL Capital Corporation*....................      $200                                                           200
David Ellis, Senior Vice President,
  Portfolio, Management*......................                        104                                          104
Peter Jones, Managing Director,
  U.S. Leasing, Ltd.*.........................       107              150            $149                          108
John Pettipher, President,
  Transportation & Industrial Financing*......                        170                                          170
Joseph M.Willett, Jr., Executive Vice
  President,
  USL Capital Corporation*....................       235                                                           235

- ---------------

* Real estate loans for relocated employees, collateralized by first mortgages. Amounts are due 1996-1998 and carry interest at 5.41% to 9.65%.

             Column D(2) has been omitted as the answer is "none."

                                                                      SCHEDULE V

                USL CAPITAL CORPORATION AND SUBSIDIARY COMPANIES

                         PROPERTY, PLANT, AND EQUIPMENT

                                          COLUMN B                                COLUMN E       COLUMN F
                                        ------------   COLUMN C                  ----------     ----------
               COLUMN A                   BALANCE      ---------    COLUMN D       OTHER         BALANCE
- --------------------------------------  AT BEGINNING   ADDITIONS   -----------      ADD-          AT END
            CLASSIFICATION               OF PERIOD      AT COST    RETIREMENTS    (DEDUCT)      OF PERIOD
- --------------------------------------  ------------   ---------   -----------   ----------     ----------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1993
Office Equipment -- Owned.............    $ 21,830     $   5,118    $   2,127                   $   24,821
Rental Equipment -- Owned.............     921,416       309,095      186,084       $694(1)      1,045,121
Office Equipment -- Capital Leases....         690                                                     690
YEAR ENDED DECEMBER 31, 1992
Office Equipment -- Owned.............    $ 21,448     $   1,359    $     977                   $   21,830
Rental Equipment -- Owned.............     859,967       294,551      234,006       $800(1)        921,416
                                                                                     104(2)
Office Equipment -- Capital Leases....         989                        299                          690
YEAR ENDED DECEMBER 31, 1991
Office Equipment -- Owned.............    $ 19,713     $   2,262    $     538       $ 11(2)     $   21,448
Rental Equipment -- Owned.............     897,614       210,830      248,963        427(1)        859,967
                                                                                      59(2)
Office Equipment -- Capital Leases....         989                                                     989

- ---------------

(1) Increase (decrease) in initial direct costs.
(2) Transfer or reclassifications.

                                                                     SCHEDULE VI

                USL CAPITAL CORPORATION AND SUBSIDIARY COMPANIES

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT, AND
                                   EQUIPMENT

                                      COLUMN B       COLUMN C
                                     ----------     ----------                     COLUMN E      COLUMN F
                                      BALANCE       ADDITIONS                      --------      ---------
              COLUMN A                   AT         CHARGED TO      COLUMN D        OTHER-        BALANCE
- ------------------------------------ BEGINNING       COST AND      -----------       ADD          AT END
           CLASSIFICATION            OF PERIOD       EXPENSES      RETIREMENTS     (DEDUCT)      OF PERIOD
- ------------------------------------ ----------     ----------     -----------     --------      ---------
                                                                (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1993
Office Equipment -- Owned...........  $  14,273      $  4,273       $   2,111                    $  16,435
Rental Equipment -- Owned...........    362,578       131,100         136,762      $(2,084 )(1)    354,832
Office Equipment -- Capital
  Leases............................        604            86                                          690
YEAR ENDED DECEMBER 31, 1992
Office Equipment -- Owned...........  $  11,741      $  3,485       $     953                    $  14,273
Rental Equipment -- Owned...........    367,240       159,324         164,159      $   173 (1)     362,578
Office Equipment -- Capital
  Leases............................        785           117             298                          604
YEAR ENDED DECEMBER 31, 1991
Office Equipment -- Owned...........  $   8,666      $  3,488       $     411      $    (2 )(1)  $  11,741
Rental Equipment -- Owned...........    348,021       177,805         158,584           (2 )(1)    367,240
Office Equipment -- Capital
  Leases............................        622           163                                          785

- ---------------

(1) Transfer or reclassifications.

                                                                   SCHEDULE VIII

                USL CAPITAL CORPORATION AND SUBSIDIARY COMPANIES

                       VALUATIONS AND QUALIFYING ACCOUNTS

                                                                 COLUMN C
                                                            -------------------
                                               COLUMN B          ADDITIONS                       COLUMN E
                                             ------------       CHARGED TO                       ---------
                 COLUMN A                      BALANCE      -------------------     COLUMN D      BALANCE
- -------------------------------------------  AT BEGINNING   COST AND    OTHER     ------------    AT END
              CLASSIFICATION                  OF PERIOD     EXPENSE    ACCOUNTS   (DEDUCTIONS)   OF PERIOD
- -------------------------------------------  ------------   --------   --------   ------------   ---------
                                                                    (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1993
Allowance for Doubtful Accounts............    $ 39,888     $24,752      $384(1)     $9,813(2)    $55,211
Allowance for Losses(3)....................         359                                  51           308
YEAR ENDED DECEMBER 31, 1992
Allowance for Doubtful Accounts............    $ 29,799     $19,375      $163(5)     $9,449(2)    $39,888
Allowance for Losses(3)....................       1,182          64                     887(2)        359
Allowance for Unrealizable Residuals(4)....         210                                 210(2)          0
YEAR ENDED DECEMBER 31, 1991
Allowance for Doubtful Accounts............    $ 25,182     $10,394      $273(5)     $6,050(2)    $29,799
Allowance for Losses(3)....................       2,622      (1,360 )                    80(2)      1,182
Allowance for Unrealizable Residuals(4)....         335                                 125(2)        210

- ---------------

(1) Reclassification

(2) Write-offs, net of recoveries.

(3) Principally included in "Other receivables" caption on the balance sheet.

(4) Included in "Residual value" caption on the balance sheet, the purpose for which relates to equipment casualties and lessee defaults.

(5) Represents balance of purchased portfolio.

                                                                     SCHEDULE IX

                USL CAPITAL CORPORATION AND SUBSIDIARY COMPANIES

                            SHORT-TERM NOTES PAYABLE

                                                                   COLUMN D      COLUMN E      COLUMN F
                                                       COLUMN C   -----------   -----------   ----------
                                           COLUMN B    --------     MAXIMUM       AVERAGE      WEIGHTED
                COLUMN A                  ----------   WEIGHTED     AMOUNT        AMOUNT       AVERAGE
- ----------------------------------------   BALANCE     AVERAGE    OUTSTANDING   OUTSTANDING      RATE
         CATEGORY OF AGGREGATE              AT END     INTEREST   DURING THE    DURING THE    DURING THE
         SHORT-TERM BORROWINGS            OF PERIOD    RATE(1)      PERIOD       PERIOD(2)    PERIOD(3)
- ----------------------------------------  ----------   --------   -----------   -----------   ----------
                                                              (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1993
Bank and Other Borrowings...............  $       --       --     $        --   $        --        --
Commercial Paper........................     985,277     4.6%       1,259,391     1,101,556      4.1%
                                          ----------
          Total.........................  $  985,277
                                          ----------
                                          ----------
YEAR ENDED DECEMBER 31, 1992
Bank and Other Borrowings...............  $       --       --     $        --   $        --        --
Commercial Paper........................   1,063,380     4.9%       1,160,953       981,789      4.6%
                                          ----------
          Total.........................  $1,063,380
                                          ----------
                                          ----------
YEAR ENDED DECEMBER 31, 1991
Bank and Other Borrowings...............  $       --       --     $       358   $        55      8.8%
Commercial Paper........................     790,137     6.8%       1,017,803       909,155      7.2%
                                          ----------
          Total.........................  $  790,137
                                          ----------
                                          ----------

- ---------------

(1) The weighted average interest rate was based on rates and borrowings at the end of the period after giving effect to interest rate exchange agreements. These agreements, which expire through 2005, had the effect of fixing interest rates on $292.1 million of debt at rates ranging from 5.66% to 9.46%.

(2) The average amount outstanding was based on the balances at the beginning of the period and each month-end divided by 13.

(3) The weighted average interest rate during the period was computed by dividing actual interest expense by the average short-term debt outstanding during the period and after giving effect to interest rate exchange agreements.

                                                                      SCHEDULE X

                USL CAPITAL CORPORATION AND SUBSIDIARY COMPANIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                              COLUMN B
                                                                     --------------------------
                                                                        CHARGED TO COST AND
                                                                              EXPENSES
                                                                     --------------------------
COLUMN A                                                              YEARS ENDED DECEMBER 31
- -------------------------------------------------------------------  --------------------------
      ITEM                                                            1993      1992      1991
                                                                     -------   -------   ------
                                                                           (IN THOUSANDS)
Maintenance and repairs............................................  $21,071   $10,445   $7,086
Depreciation and amortization of intangible assets, pre-operating
  costs and similar deferrals......................................    6,503     6,413    6,433
Taxes, other than payroll and income taxes.........................     *         *        *
Royalties..........................................................     *         *        *
Advertising costs..................................................     *         *        *

- ---------------

* Less than 1% of total revenues.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    EXHIBITS
                                       TO

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                         COMMISSION FILE NUMBER 1-4976

                            USL CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    Delaware

                            (STATE OF INCORPORATION)

                                733 Front Street
                           San Francisco, California

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   94-1360891

                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                     94111
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 627-9000

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 EXHIBITS INDEX

                                                                                         PAGE
                                                                                         -----
          (3)A.    Certificate of Incorporation of United States Leasing International,
                   Inc., a Delaware Corporation filed with the Secretary of State of
                   the State of Delaware on August 15, 1986............................     48
             B.    Agreement of Merger pursuant to which United States Leasing
                   International, Inc., a California corporation, merged into United
                   States Leasing International, Inc., a Delaware corporation filed with the Secretary of State of the State of Delaware on October 27,
                   1986................................................................     62
             C.    Certificate of Amendment of Certificate of Incorporation of United
                   States Leasing International, Inc., pursuant to which United States
                   Leasing International, Inc. changed its name to USL Capital
                   Corporation filed with the Secretary of State of the State of
                   Delaware on November 12, 1993.......................................     71
             D.    Copy of Bylaws, as amended, through January 13, 1992, filed as
                   Exhibit (3)D. to the Company's Annual Report on Form 10-K for the
                   year ended December 31, 1991 is incorporated herein by this
                   reference...........................................................      *
          (4)A.    Copy of Indenture dated as of January 15, 1986, between the Company and the Chase Manhattan Bank (National Association), Trustee,
                   including forms of Debt Security and Medium Term Note, filed as
                   Exhibit (4)A. to the Company's Annual Report on Form 10-K for the
                   year ended December 31, 1991 is incorporated herein by this
                   reference...........................................................      *
             B.    Supplemental Indenture dated as of October 27, 1986, between the
                   Company and the Chase Manhattan Bank (National Association),
                   Trustee, filed on November 22, 1988 as Exhibit 4.2 to the Company's
                   Registration Statement on Form S-3 (File No.33-25722)...............     73
             C.    Second Supplemental Indenture dated as of December 1, 1988 to
                   Indenture dated as of January 15, 1986, between the Company and the
                   Chase Manhattan Bank (National Association), Trustee, filed on
                   November 22, 1988 as Exhibit 4.3 to the Company's Registration
                   Statement on Form S-3 (File No.33-25722)............................     76
             D.    Copy of Indenture dated as of July 1, 1991, between the Company and
                   The First National Bank of Chicago, Trustee, including forms of Debt
                   Security and Medium Term Note, filed on July 15, 1991 as Exhibits
                   4.1, 4.2, 4.3 respectively, to the Company's Registration Statement on Form S-3 (File No. 33-4165) is incorporated herein by this
                   reference...........................................................      *
         (10)A.    Copy of Asset Purchase Agreement among USLI Fleet Financing, Inc.,
                   Asset Securitization Cooperative Corporation, Canadian Imperial Bank
                   of Commerce and United States Leasing International, Inc., dated as of December 23, 1991, filed as Exhibit 10(A). to the Company's
                   Annual Report on Form 10-K for the year ended December 31, 1991 is
                   incorporated herein by this reference...............................      *
             B.    Copy of Purchase Agreement between United States Leasing
                   International, Inc. and USLI Fleet Financing, Inc., dated as of
                   December 23, 1991, filed as Exhibit 10(B). to the Company's Annual
                   Report on Form 10-K for the year ended December 31, 1991 is
                   incorporated herein by this reference...............................      *
             C.    First and Second Amendments to Asset Purchase Agreement among USLI
                   Fleet Financing, Inc., Asset Securitization Cooperative Corporation,
                   Canadian Imperial Bank of Commerce and United States Leasing
                   International, Inc., dated as of December 23, 1991..................     88
             D.    First Amendment to Purchase Agreement between United States Leasing
                   International, Inc. and USLI Fleet Financing, Inc., dated as of
                   December 23, 1991...................................................    110

                                                                                         PAGE
                                                                                         -----
             E.    Copy of Lease Purchase Agreement dated as of April 1, 1992, between the Company and Ford Motor Credit Company, filed as Exhibit 10(C) to the Company's Annual Report on Form 10-K for the year ended December
                   31, 1992, is incorporated herein by this reference..................      *
             F.    Copy of Insurance and Indemnity Agreement dated April 1, 1992, among the Company, Municipal Bond Investors Assurance Corporation and The
                   Chase Manhattan Bank, N.A., filed as Exhibit 10(D) to the Company's
                   Annual Report on Form 10-K for the year ended December 31, 1992, is
                   incorporated herein by this reference...............................      *
             G.    Copy of Standard Terms and Conditions of Pooling and Servicing
                   Agreement, dated as of April 1, 1992, between the Company and The
                   Chase Manhattan Bank, N.A., filed as Exhibit 10(E) to the Company's
                   Annual Report on Form 10-K for the year ended December 31, 1992, is
                   incorporated herein by this reference...............................      *
             H.    Copies of Pooling and Servicing Agreements for Trusts A, B and C,
                   dated as of April 1, 1992, between the Company and The Chase
                   Manhattan Bank, N.A., filed as Exhibit 10(F) to the Company's Annual
                   Report on Form 10-K for the year ended December 31, 1992, is
                   incorporated herein by this reference...............................      *
             I.    Copy of Seller's Limited Guaranty dated April 30, 1992, executed by the Company in favor of Municipal Bond Investors Assurance
                   Corporation, filed as Exhibit 10(G) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated
                   herein by this reference............................................      *
           (12)    Computation of Ratio of Earnings to Fixed Charges...................     45
           (23)    Consent of Independent Public Accountants (with respect to the
                   Company's current Registration Statement on Form S-3)...............     46

- ------------

* Incorporated by Reference.