Form 10-Q
period 1994-03-31
UNITED STATES LEASING INTERNATIONAL INC
filed 1994-05-13
CIK 101679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004

                                Form 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 1994

                      Commission file number 1-4976


                        USL Capital Corporation
         (Exact name of registrant as specified in its charter)


                    Delaware                              94-1360891
           (State of Incorporation) (I.R.S. Employer Identification No.)


           733 Front Street, San Francisco, California           94111
             (Address of principal executive offices)        (Zip Code)


                              (415) 627-9000
          (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No

     As of May 13, 1994, the Registrant had outstanding 10 shares of Common Stock, all of which were owned by Ford Holdings, Inc.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H(1)(a) AND (b), AND IS THEREFORE FILING THIS FORM 10-Q WITH REDUCED DISCLOSURE FORMAT.

                         USL CAPITAL CORPORATION
                        AND SUBSIDIARY COMPANIES








                                I N D E X


                                                                 Page No.

Part I - Financial Information:

       Item 1. Financial Statements

              Consolidated Balance Sheets --
               March 31, 1994 and December 31, 1993. . . .            3

              Consolidated Statements of Income --
               Three months ended March 31, 1994 and 1993.            4

              Condensed Consolidated Statements of Cash Flows
               Three months ended March 31, 1994 and 1993.            5

              Notes to Condensed Consolidated
               Financial Statements. . . . . . . . . . . .            6

       Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations           7

Part II - Other Information:

       Item 6. Exhibits and Reports on Form 8-K. . . . . .           10
              Signatures . . . . . . . . . . . . . . . . .           11

                         USL CAPITAL CORPORATION
                        AND SUBSIDIARY COMPANIES



                       CONSOLIDATED BALANCE SHEETS

                                          (Unaudited)
                                           March 31,    December 31,
(In thousands)                                1994        1993

ASSETS
Cash and equivalents                   $    11,209     $     6,708
Investment in finance leases - net       2,309,208       2,364,062
Notes receivable                           717,288         721,257
Investment in operating leases - net       684,534         694,737
Investment in leveraged leases             188,098         190,502
Investment in securities                   581,940         562,873
Inventory held for sale or lease            57,681          54,811
Other receivables                           12,758          18,296
Investment in associated companies          18,246          18,357
Office facilities at cost less
accumulated depreciation                     7,879           8,386
Goodwill                                   187,778         189,239
Other assets                                23,608          21,981

     Total assets                       $4,800,227      $4,851,209

LIABILITIES
Short-term notes payable                $1,055,759      $  985,277
Accounts payable                            29,788          65,643
Accrued liabilities and lease deposits     123,561         120,416
Payable to Ford and affiliates              46,680          79,490
Deferred taxes on income                   325,777         314,505
Long-term debt                           2,460,978       2,548,250

     Total liabilities                   4,042,543       4,113,581


COMMITMENTS AND CONTINGENCIES               -                 -

SHAREHOLDER'S EQUITY
Common stock                                *                 *
Additional capital                         521,425         521,425
Net unrealized gain/(loss)
on available-for-sale securities              (983)           -
Retained earnings                          237,242         216,203

     Total shareholder's equity            757,684         737,628

     Total liabilities and
         shareholder's equity           $4,800,227      $4,851,209


*Less than one thousand dollars

See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        USL CAPITAL CORPORATION
                        AND SUBSIDIARY COMPANIES


                   CONSOLIDATED STATEMENTS OF INCOME




                                           Three Months Ended
                                                 March 31,
(Unaudited; in thousands)                    1994      1993

REVENUES                                   $143,011  $132,477

EXPENSES
Sales, administrative and general            16,733    17,599
Interest                                     52,291    43,709
Depreciation -- operating leases             32,575    34,874
Other                                        10,579    11,174

Total expenses                              112,178   107,356

Income before taxes on income                30,833    25,121
Taxes on income                               9,794     8,264

NET INCOME                                $  21,039 $  16,857

See NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         USL CAPITAL CORPORATION
                        AND SUBSIDIARY COMPANIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         Three Months Ended
                                                              March 31,
(Unaudited; in thousands)                                 1994         1993

Net cash flow from operating activities               $  15,114   $   22,055

CASH FLOWS FROM INVESTING ACTIVITIES
Recovery of equipment costs and residual interests      163,442      157,173
Proceeds from sale of finance receivables                37,543       21,775
Cost of equipment acquired for lease                   (173,986)    (350,213)
Notes receivable investments                            (13,398)     (47,666)
Collections on notes receivable investments              12,422       26,110
Purchase of held-to-maturity securities                 (10,349)        -
Maturity of held-to-maturity securities                     937         -
Purchase of available-for-sale securities                (6,420)        -
Sale and maturity of available-for-sale securities          366         -
Purchase of investment securities                          -         (29,741)
Sale of investment securities                              -              13
Increase in deferred initial direct costs                  (843)      (1,036)
Other                                                    (3,329)         549

  Net cash (used)/provided by investing activities        6,385     (223,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                        2,766      299,539
Long-term debt repaid                                   (90,246)     (50,182)
Net increase/(decrease) in short-term borrowings         70,482      (38,632)

  Net cash (used)/provided by financing activities      (16,998)     210,725

  Increase in cash and equivalents                        4,501        9,744

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD               6,708        5,001

CASH AND EQUIVALENTS AT END OF PERIOD                 $  11,209    $  14,745

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid                                         $  40,355   $   29,120
Income taxes paid                                           158          159

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
None

See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        USL CAPITAL CORPORATION
                        AND SUBSIDIARY COMPANIES



          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The
December 31, 1993 consolidated balance sheet included herein is derived from the audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1993, but does not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the significant accounting policies and notes to consolidated financial statements included in the Form 10-K for the year ended December 31, 1993. Certain amounts have been reclassified to conform to the 1994 presentation.

     The Company is a wholly-owned subsidiary of Ford Holdings, Inc., the common stock of which is owned by Ford Motor Company ("Ford") and Ford Motor Credit Company, a wholly-owned subsidiary of Ford.


2.   INVESTMENTS IN DEBT AND EQUITY SECURITIES

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994. The effect on the Company's financial statements was not material.

                         USL CAPITAL CORPORATION
                        AND SUBSIDIARY COMPANIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Pursuant to General Instructions H(2)(a), the following narrative analysis is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

                   Revenues, Expenses and Operating Profit

                                  Three Months Ended       1994 vs. 1993
                                       March 31,        Increase/(Decrease)
(In thousands)                       1994    1993          Amount     %



Revenues                          $143,011   $132,477    $ 10,534    8%

Expenses
    Sales, admin. & general         16,733     17,599        (866)  (5)
    Interest                        52,291     43,709       8,582   20
    Depreciation                    32,575     34,874      (2,299)  (7)
    Other expenses                  10,579     11,174        (595)  (5)

    Total expenses                 112,178    107,356       4,822    4

Operating Profit                 $  30,833  $  25,121    $  5,712   23%


Revenues
    Consolidated revenues increased $10.5 million or 8% during the first three months of 1994 reflecting a 25% increase in average earning assets. This increase was partially offset by a decrease in revenue yields relating to the general decline in interest rates and a decrease of $2.6 million in the gain on sale of residuals and equipment.

Expenses
    Total expenses for the first quarter of 1994 increased $4.8 million or 4%, and are discussed below.

    Sales, administrative and general expenses decreased $866,000 or 5% in the first three months of 1994 compared with the 1993 three-month period. The decrease primarily is a result of cost reduction actions.

    Interest expense increased $8.6 million or 20% for the three-month period, reflecting an increase in average borrowings from $2.86 billion in 1993 to $3.53 billion in 1994 to finance earning assets. This increase was offset in part by a decline in borrowing rates, which averaged 5.9% in the first three months of 1994 compared to 6.1% in 1993.

    Depreciation expense on operating lease equipment decreased $2.3 million or 7% in the 1994 three-month period, although the average investment in the cost of operating lease equipment increased 12% or $107 million during the period. This increase in equipment cost primarily reflects the addition of approximately $116 million in the Rail Services business at the end of February 1993, with an average life of 16 years, offset in part by a decline in operating lease equipment in the Fleet Services business. The reduction in depreciation expense is the result of the shift to the longer depreciable life rail car assets and certain Fleet assets becoming fully depreciated.

    Other expenses decreased $595,000 or 5% in the 1994 first three months primarily due to a decrease in the provision for losses (see Credit loss experience).

Income before taxes on income
    Based upon the discussion above, operating profit for the first three months improved $5.7 million or 23% compared with 1993 results.

Taxes on income

    Income tax expense was 31.8% of income before taxes in the 1994 three-month period compared with 32.9% in the same 1993 period. The decrease from 1993 is primarily a result of an increase in income exempt from Federal taxes, offset in part by the 1993 1% U.S. Corporate tax rate increase which was effective as of January 1, but was not enacted until the third quarter of 1993.

GENERAL

Credit loss experience
    The management of credit exposure is an important element of the Company's business. The Company reviews the credit of all prospective customers, and manages concentration exposures by customer, collateral type, and geographic distribution. It establishes appropriate loss allowances based on the credit characteristics and the loss experience for each type of business, and also establishes additional reserves for specific transactions if it believes this action is warranted. Delinquent receivables are reviewed by management monthly, and generally are written down to expected realizable value when, in the opinion of management, they become uncollectible or when they become more than 180 days past due. Collection activities continue on accounts written off when management believes such action is warranted.

    The table below shows certain information on the Company's allowance for doubtful accounts related to earning assets for the periods indicated:

                                   Three Months Ended      Twelve Months Ended
                                        March 31,             December 31,
                                    1994        1993              1993


Allowance for doubtful accounts (millions)
    Beginning balance              $54.5      $ 39.9            $ 39.9
    Additions                        3.8         4.4              24.4
    Deductions                      (1.4)       (1.9)             (9.8)
    Ending balance                $ 56.9      $ 42.4            $ 54.5

Percent of earning assets            1.2%        1.1%              1.2%

Total balances of accounts
  receivable over 90 days past
  due at period end (millions)     $46.4      $ 43.6            $ 44.3
Percentage of earning assets         1.0%        1.2%              1.0%

Total earning assets (millions)
   Investment in finance
     leases - net               $2,309.2    $2,060.2          $2,364.1
   Investment in operating
     leases - net                  684.5       670.0             694.7
    Investment in leveraged leases 188.1        45.5             190.5
    Notes receivable               717.3       521.6             721.3
    Investment in securities       581.9       363.5             562.9
    Inventory held for sale
     or lease                       57.7        89.0              54.8
    Investment in associated
     companies                      18.3        19.6              18.3

    Total                       $4,557.0    $3,769.4          $4,606.6


    Since December 31, 1993, accounts receivable over 90 days past due increased $2.1 million. Included in the balance at both December 31, 1993 and March 31, 1994 is a delinquent note in the amount of $8.7 million, collateralized by an office complex, for which the Company is currently pursuing a judicial foreclosure.

Earning assets by business unit

    The table below summarizes the earning assets by business unit as a percentage of the total.


                                           March 31,        December 31,
                                         1994    1993           1993

Business Equipment Financing              30%     35%            32%
Transportation and Industrial Financing   24      22             24
Fleet Services                            10      12             10
Municipal and Corporate Financing         17      11             16
Real Estate Financing                     10       9              9
Rail Services                              9      11              9

  Total                                  100%    100%           100%





                       PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
       12.  Computation of ratio of earnings to fixed charges.

  (b)  Reports on Form 8-K.
       There were no Form 8-K reports required to be filed during the quarter for which this report is filed.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        USL CAPITAL CORPORATION



May 13, 1994                  By:  /s/  George F. Stallos
Date                               George F. Stallos
                                   Executive Vice President
                                   and Chief Financial Officer



May 13, 1994                  By:  /s/  Robert A. Keyes, Jr.
Date                               Robert A. Keyes, Jr.
                                   Corporate Controller


                                                         Exhibit 12

                             USL CAPITAL CORPORATION
                             AND SUBSIDIARY COMPANIES


                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                              Three Months Ended
                                                   March 31,
(Unaudited; in thousands)                      1994        1993

Earnings:
Income before taxes on income
 per statement of income . . . . . . .      $ 30,833    $ 25,121
Add
 Fixed charges . . . . . . . . . . . .        53,105      44,716
 Distributions and proceeds in excess of
 net income of associated companies  .           112         120

Income as adjusted . . . . . . . . . .      $ 84,050    $ 69,957

Fixed charges:
Interest on indebtedness including
 amortization of debt issue costs and
 discount or premium thereon . . . . .      $ 52,291    $ 43,709
Interest factor of annual rentals (1)            814       1,007

Fixed charges. . . . . . . . . . . . .      $ 53,105    $ 44,716

Ratio of earnings to fixed charges . .           1.6         1.6

(1) The interest portion of annual rentals is estimated to be one-third of such rentals.