Form 10-Q
period 1994-06-30
USL CAPITAL CORP/
filed 1994-08-05
CIK 101679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004

                                 Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1994

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

      As of August 5, 1994, the Registrant had outstanding 10 shares of Common Stock, all of which were owned by Ford Holdings, Inc.

      THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b), AND IS THEREFORE FILING THIS FORM 10-Q WITH REDUCED DISCLO-SURE FORMAT.

PAGE

                          USL CAPITAL CORPORATION
                         AND SUBSIDIARY COMPANIES








                                 I N D E X


                                                                   Page No.

Part I - Financial Information:

 Item 1.       Financial Statements

        Consolidated Balance Sheets --
               June 30, 1994 and December 31, 1993 . . . . . . . . .    3

        Consolidated Statements of Income --
               Three and six months ended June 30, 1994 and 1993 . .    4

        Condensed Consolidated Statements of Cash Flows
               Six months ended June 30, 1994 and 1993 . . . . . . .    5

        Notes to Condensed Consolidated
               Financial Statements. . . . . . . . . . . . . . . . .    6

 Item 2.       Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . .    7

Part II - Other Information:

 Item 6.       Exhibits and Reports on Form 8-K. . . . . . . . . . .   10
        Signatures . . . . . . . . . . . . . . . . . . . . . . . . .   11

                        USL CAPITAL CORPORATION
                         AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS

                                           (Unaudited)
                                      June 30,    December 31,
(In thousands)                           1994        1993

ASSETS
Cash and equivalents               $    14,487   $     6,708
Investment in finance leases - net   2,286,399     2,364,062
Notes receivable                       761,559       721,257
Investment in operating leases - net   678,120       694,737
Investment in leveraged leases         192,333       190,502
Investment in securities               597,942       562,873
Inventory held for sale or lease        71,898        54,811
Other receivables                       15,453        18,296
Investment in associated companies      18,141        18,357
Office facilities at cost less
  accumulated depreciation               8,597         8,386
Goodwill                               186,317       189,239
Other assets                            24,117        21,981

 Total assets                       $4,855,363    $4,851,209

LIABILITIES
Short-term notes payable            $1,123,533    $  985,277
Accounts payable                        28,420        65,643
Accrued liabilities and lease deposits 105,459       120,416
Payable to Ford and affiliates          58,167        79,490
Deferred taxes on income               352,713       314,505
Long-term debt                       2,402,609     2,548,250

 Total liabilities                   4,070,901     4,113,581


COMMITMENTS AND CONTINGENCIES                -             -

SHAREHOLDER'S EQUITY
Common stock                                 *             *
Additional capital                     521,425       521,425
Net unrealized gain/(loss) on
  available-for-sale securities         (1,140)            -
Retained earnings                      264,177       216,203

 Total shareholder's equity            784,462       737,628

 Total liabilities and
    shareholder's equity            $4,855,363    $4,851,209


*Less than one thousand dollars

                        USL CAPITAL CORPORATION
                         AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF INCOME


                                  Three Months Ended     Six Months Ended
                                       June 30,               June 30,
(Unaudited; in thousands)           1994      1993       1994        1993

REVENUES                          $149,441  $136,549   $292,452    $269,026

EXPENSES
Sales, administrative and general   15,069    14,944     31,802      32,543
Interest                            52,999    46,669    105,290      90,378
Depreciation -- operating leases    31,509    32,630     64,084      67,504
Other                               10,090    14,126     20,669      25,300

Total expenses                     109,667   108,369    221,845     215,725

Income before taxes on income       39,774    28,180     70,607      53,301
Taxes on income                     12,839     8,591     22,633      16,855

NET INCOME                        $ 26,935  $ 19,589   $ 47,974    $ 36,446

                         USL CAPITAL CORPORATION
                         AND SUBSIDIARY COMPANIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
                                                           June 30,
(Unaudited; in thousands)                               1994         1993

Net cash flow from operating activities               $ 98,583    $ 155,653

CASH FLOWS FROM INVESTING ACTIVITIES
Recovery of equipment costs and residual interests     315,387      288,421
Proceeds from sale of finance receivables               67,581       52,488
Cost of equipment acquired for lease                  (367,422)    (727,863)
Notes receivable investments                          (125,491)    (150,105)
Collections on notes receivable investments             79,152       43,157
Real estate held for investment and sale and property
     acquired in settlement of loans                   (11,200)        -
Purchase of held-to-maturity securities                (33,267)        -
Maturity of held-to-maturity securities                  7,591         -
Purchase of available-for-sale securities               (8,149)        -
Sale and maturity of available-for-sale securities       1,766         -
Purchase of investment securities                         -        (119,760)
Sale of investment securities                             -           4,892
Increase in deferred initial direct costs               (2,262)      (3,599)
Other                                                   (6,689)      (1,280)

Net cash used by investing activities                  (83,003)    (613,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                       4,556      559,602
Long-term debt repaid                                 (150,588)    (161,875)
Net increase in short-term borrowings                  138,231       25,172
Capital contribution from Ford Holdings                   -          40,000

 Net cash (used)/provided by financing activities       (7,801)     462,899

 Increase in cash and equivalents                        7,779        4,903
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              6,708        5,001

CASH AND EQUIVALENTS AT END OF PERIOD                $  14,487    $   9,904

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid                                        $ 110,907    $  86,920
Income taxes paid                                          278          250

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
None

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


<PAGE 6>

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

RESULTS OF OPERATIONS

                  Revenues, Expenses and Operating Profit

                                   Six Months Ended         1994 vs. 1993
                                       June 30,           Increase/(Decrease)
(In thousands)                      1994     1993          Amount      %

Revenues                          $292,452 $269,026       $ 23,426      9%

Expenses
 Sales, admin. & general            31,802   32,543           (741)    (2)
 Interest                          105,290   90,378         14,912     17
 Depreciation                       64,084   67,504         (3,420)    (5)
 Other expenses                     20,669   25,300         (4,631)   (18)


Total expenses                     221,845  215,725          6,120      3

Operating Profit                  $ 70,607 $ 53,301       $ 17,306     32%


Revenues
Consolidated revenues increased $23.4 million or 9% during the first six months of 1994 reflecting a 20% increase in average earning assets. This increase was partially offset by a decrease in revenue yields relating to the general decline in interest rates and a decrease of $2.2 million in the gain on sale of residuals and equipment.

Expenses
Total expenses for the first six months of 1994 increased $6.1 million or 3%, and are discussed below.

Sales, administrative and general expenses decreased $741,000 or 2% in the first six months of 1994 compared with the 1993 six-month period. The decrease primarily is a result of cost reduction actions.

Interest expense increased $14.9 million or 17% for the six-month period, reflecting an increase in average borrowings from $2.98 billion in 1993 to $3.53 billion in 1994 to finance earning assets. This increase was offset in part by a slight decline in borrowing rates, which averaged 6.0% in the first six months of 1994 compared to 6.1% in 1993.

Depreciation expense on operating lease equipment decreased
 $3.4 million or 5% in the 1994 six-month period, although the average investment in the cost of operating lease equipment increased 9% or $83 million during the period. This increase in equipment cost primarily reflects the addition of approximately $116 million in the Rail Services business at the end of February 1993, with an average life of 16 years, offset in part by a decline in operating lease equipment in the Fleet Services business. The reduction in depreciation expense is the result of the shift to the longer depreciable life rail car assets and certain Fleet assets becoming fully depreciated.

 Other expenses decreased $4.6 million or 18% in the 1994 first six months primarily due to a decrease in the provision for losses (see Credit loss experience).

 Income before taxes on income
 Based upon the discussion above, operating profit for the first six months improved $17.3 million or 32% compared with 1993 results.

 Taxes on income
 Income tax expense was 32.1% of income before taxes in the 1994 six-month period compared with 31.6% in the same 1993 period. The increase from 1993 is primarily a result of the 1993 1% U.S. Corporate tax rate increase which was effective as of January 1, but was not enacted until the third quarter of 1993, offset in part by an increase in income exempt from Federal taxes.

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

 The table below shows certain information on the Company's allowance for doubtful accounts related to earning assets for the periods indicated:

                                    Six Months Ended     Twelve Months Ended
                                        June 30,               December 31,
                                       1994     1993                1993

Allowance for doubtful accounts (millions)
 Beginning balance                    $54.5   $ 39.9               $ 39.9
 Additions                              6.4     10.7                 24.4
 Deductions                            (2.1)    (5.0)                (9.8)
 Ending balance                      $ 58.8   $ 45.6               $ 54.5

Percent of earning assets               1.3%     1.1%                 1.2%

Total balances of accounts receivable
 over 90 days past due at period
 end (millions)                       $41.2   $ 41.6               $ 44.3
Percentage of earning assets            0.9%     1.0%                 1.0%

Total earning assets (millions)
 Investment in finance
   leases - net                    $2,286.4 $2,213.6             $2,364.1
 Investment in operating
   leases - net                       678.1    661.7                694.7
 Investment in leveraged
   leases                             192.3     74.7                190.5
 Notes receivable                     761.6    602.4                721.3
 Investment in securities             598.0    448.2                562.9
 Inventory held for sale or
   lease                               71.9     90.1                 54.8
 Investment in associated
   companies                           18.1     19.7                 18.3

     Total                         $4,606.4 $4,110.4             $4,606.6


 Since December 31, 1993, accounts receivable over 90 days past due decreased $3.1 million, primarily because of improved collection on aged accounts and the completion of foreclosure on an apartment complex, which was collateral for an $11.2 million note which was delinquent at December 31, 1993. This decrease in accounts receivable over 90 days past due was offset in part by a delinquent note in the amount of $10.5 million, collateralized by an office/retail complex in California. Management is currently in the process of attempting to restructure this note.

Earning assets by business unit

 The table below summarizes the earning assets by business unit as a percentage of the total.


                                           June 30,            December 31,
                                         1994     1993             1993

Business Equipment Financing              29%      32%              32%
Transportation & Industrial Financing     25       23               24
Fleet Services                            11       11               10
Municipal and Corporate Financing         17       14               16
Real Estate Financing                      9       10                9
Rail Services                              9       10                9

 Total                                   100%     100%             100%





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



                         USL CAPITAL CORPORATION



August 5, 1994           By:  /s/ George F. Stallos

Date                     George F. Stallos
                         Executive Vice President
                          and Chief Financial Officer



August 5, 1994           By:  /s/ Robert A. Keyes, Jr.

Date                     Robert A. Keyes, Jr.
                         Vice President, Corporate Controller

                                                          Exhibit 12




                             USL CAPITAL CORPORATION
                             AND SUBSIDIARY COMPANIES


                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES



                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
(Unaudited; in thousands)       1994        1993          1994        1993

Earnings:
Income before taxes on income
  per statement of income. . $ 39,774    $ 28,180      $ 70,607    $ 53,301
Add
  Fixed charges. . . . . . .   53,686      47,742       106,790      92,458
  Distributions and proceeds
  in excess of (less than) net
  income of associated companies  105        (67)           216          53

Income as adjusted . . . . . $ 93,565   $ 75,855       $177,613    $145,812

Fixed charges:
Interest on indebtedness including
  amortization of debt issue
  costs and discount or premium
  thereon. . . . . . . . . . $ 52,999   $ 46,669       $105,290    $ 90,378
Interest factor of annual
  rentals(1) . . . . . . . .      687      1,073          1,500       2,080

Fixed charges. . . . . . . . $ 53,686   $ 47,742       $106,790    $ 92,458

Ratio of earnings to fixed
 charges . . . . . . . . . .      1.7        1.6            1.7         1.6

(1) The interest portion of annual rentals is estimated to be one-third of such rentals.