Form 10-Q
period 1994-09-30
USL CAPITAL CORP/
filed 1994-11-04
CIK 101679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1994

                         Commission file number 1-4976


                            USL Capital Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                             94-1360891
         ------------------------       ------------------------------------
         (State of Incorporation)       (I.R.S. Employer Identification No.)


              733 Front Street, San Francisco, California       94111
              -------------------------------------------     ----------
               (Address of principal executive offices)       (Zip Code)


                                     (415) 627-9000
                  ----------------------------------------------------
                  (Registrant's telephone number, including area code)



           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  /X/   /No/
                                               ---   ---
           As of November 4, 1994, the Registrant had outstanding 10 shares of Common Stock, all of which were owned by Ford Holdings, Inc.

           THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b), AND IS THEREFORE FILING THIS FORM 10-Q WITH REDUCED DISCLOSURE FORMAT.

                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES





                                   I N D E X




Part I - Financial Information:

                                                                                            Page No.
            Item 1.     Financial Statements

                        Consolidated Balance Sheets --
                          September 30, 1994 and December 31, 1993  . . . . . . . . . . . . .   3

                        Consolidated Statements of Income --
                          Three and nine months ended September 30, 1994 and 1993   . . . . .   4

                        Condensed Consolidated Statements of Cash Flows
                          Nine months ended September 30, 1994 and 1993   . . . . . . . . . .   5

                        Notes to Condensed Consolidated
                          Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .   6

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations . . . . . . . . . . . .   7

Part II - Other Information:

            Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .  10
                        Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                            USL CAPITAL CORPORATION
                           AND SUBSIDIARY COMPANIES


                          CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)
                                                                 September 30,            December 31,
(In thousands)                                                        1994                    1993
                                                                      ----                    ----
ASSETS
Cash and equivalents                                              $    8,131             $    6,708
Investment in finance leases                                       2,300,904              2,364,062
Notes receivable                                                     728,589                721,257
Investment in operating leases                                       698,789                694,737
Investment in leveraged leases                                       229,336                190,502
Investment in securities                                             630,105                562,873
Inventory held for sale or lease                                      72,696                 54,811
Other receivables                                                     13,014                 18,296
Investment in associated companies                                    18,016                 18,357
Office facilities at cost less accumulated depreciation                8,988                  8,386
Goodwill                                                             184,856                189,239
Other assets                                                          20,152                 21,981
                                                                  ----------             ----------

         Total assets                                             $4,913,576             $4,851,209
                                                                  ==========             ==========

LIABILITIES
Short-term notes payable                                          $1,044,052             $  985,277
Accounts payable                                                      34,087                 65,643
Accrued liabilities and lease deposits                               122,878                120,416
Payable to Ford and affiliates                                        45,588                 79,490
Deferred taxes on income                                             383,891                314,505
Long-term debt                                                     2,473,768              2,548,250
                                                                  ----------             ----------

         Total liabilities                                         4,104,264              4,113,581
                                                                  ----------             ----------


COMMITMENTS AND CONTINGENCIES                                              -                      -

SHAREHOLDER'S EQUITY
Common stock                                                               *                      *
Additional capital                                                   521,425                521,425
Net unrealized gain/(loss) on available-for-sale securities           (2,948)                     -
Retained earnings                                                    290,835                216,203
                                                                  ----------             ----------

         Total shareholder's equity                                  809,312                737,628
                                                                  ----------             ----------

         Total liabilities and shareholder's equity               $4,913,576             $4,851,209
                                                                  ==========             ==========



*Less than one thousand dollars




- - ---------------------------------------------------------------------------------------------------
See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES


                       CONSOLIDATED STATEMENTS OF INCOME




                                              Three Months Ended              Nine Months Ended
                                                September 30,                   September 30,
(Unaudited; in thousands)                       1994         1993              1994        1993
                                                ----         ----              ----        ----
REVENUES                                     $149,058      $141,997          $441,510    $411,023
                                             --------      --------          --------    --------

EXPENSES
Sales, administrative and general              15,913        17,140            47,715      49,683
Interest                                       55,503        48,954           160,793     139,332
Depreciation -- operating leases               29,149        30,691            93,233      98,195
Other                                           9,602        11,853            30,271      37,153
                                             --------      --------          --------    --------

Total expenses                                110,167       108,638           332,012     324,363
                                             --------      --------          --------    --------

Income before taxes on income                  38,891        33,359           109,498      86,660
Taxes on income                                12,233        16,707            34,866      33,562
                                             --------      --------          --------    --------

NET INCOME                                   $ 26,658      $ 16,652          $ 74,632    $ 53,098
                                             ========      ========          ========    ========




- - -------------------------------------------------------------------------------------------------
See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Nine Months Ended
                                                                           September 30,
(Unaudited; in thousands)                                                1994          1993
                                                                         ----          ----
Net cash flow from operating activities                             $  212,099      $   195,743
                                                                    ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Recovery of equipment costs and residual interests                     472,987          443,562
Proceeds from sale of finance receivables                               67,581           84,645
Cost of equipment acquired for lease                                  (621,265)      (1,031,303)
Notes receivable investments                                          (154,642)        (222,697)
Collections on notes receivable investments                            111,063           74,345
Purchase of held-to-maturity securities                                (66,555)               -
Maturity of held-to-maturity securities                                 27,620                -
Purchase of available-for-sale securities                              (28,922)               -
Sale and maturity of available-for-sale securities                       7,257                -
Purchase of investment securities                                            -         (218,389)
Sale of investment securities                                                -           13,856
Increase in deferred initial direct costs                               (3,894)          (6,025)
Other                                                                   (5,572)             527
                                                                    ----------      -----------

   Net cash used by investing activities                              (194,342)        (861,479)
                                                                    ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                                     112,592          650,736
Long-term debt repaid                                                 (187,662)        (217,096)
Net increase in short-term borrowings                                   58,736          195,974
Capital contribution from Ford Holdings                                      -           40,000
                                                                    ----------      -----------

   Net cash (used)/provided by financing activities                    (16,334)         669,614
                                                                    ----------      -----------

   Increase in cash and equivalents                                      1,423            3,878
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                              6,708            5,001
                                                                    ----------      -----------

CASH AND EQUIVALENTS AT END OF PERIOD                               $    8,131      $     8,879
                                                                    ==========      ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid                                                       $  150,219      $   124,914
Income taxes paid                                                          517              250


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
None




- - ------------------------------------------------------------------------------------------------
See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

RESULTS OF OPERATIONS

                    Revenues, Expenses and Operating Profit

                                               Nine Months Ended                       1994 vs. 1993
                                                  September 30,                     Increase/(Decrease)
                                             ---------------------                  -------------------
(In thousands)                                 1994           1993                     Amount      %
                                               ----           ----                     ------    -----
Revenues                                     $441,510       $411,023                  $30,487        7%
                                             --------       --------                  -------      ---

Expenses
      Sales, admin. & general                  47,715         49,683                   (1,968)      (4)
      Interest                                160,793        139,332                   21,461       15
      Depreciation                             93,233         98,195                   (4,962)      (5)
      Other expenses                           30,271         37,153                   (6,882)     (19)
                                             --------       --------                  -------      ---

      Total expenses                          332,012        324,363                    7,649        2
                                             --------       --------                  -------      ---

Operating Profit                             $109,498       $ 86,660                  $22,838       26%
                                             ========       ========                  =======      ===


Revenues
      Consolidated revenues increased $30.5 million or 7% during the first nine months of 1994 reflecting a 17% increase in average earning assets. This increase was partially offset by a decrease of $6.0 million in the gain on sale of equipment.

Expenses
      Total expenses for the first nine months of 1994 increased $7.6 million or 2%, and are discussed below.

      Sales, administrative and general expenses decreased $2.0 million or 4% in the first nine months of 1994 compared with the 1993 nine-month period. The decrease primarily is a result of cost reduction actions.

      Interest expense increased $21.5 million or 15% for the nine-month period, reflecting an increase in average borrowings from $3.06 billion in 1993 to $3.52 billion in 1994 to finance earning assets.

      Depreciation expense on operating lease equipment decreased $5.0 million or 5% in the 1994 nine-month period, although the average investment in the cost of operating lease equipment increased 8% or $76 million during the period. The reduction in depreciation expense is the result of the run-off of the higher depreciation rate Fleet Services assets and the expected declining usage of equipment contained in a copier portfolio in which depreciation is based upon the physical use of the assets, offset in part by an increase in longer-lived Rail Services assets.

      Other expenses decreased $6.9 million or 19% in the 1994 first nine months primarily due to a decrease in the provision for losses (see Credit loss experience).

Income before taxes on income
      Based upon the discussion above, operating profit for the first nine months improved $22.8 million or 26% compared with 1993 results.

Taxes on income
      Income tax expense was 31.8% of income before taxes in the 1994 nine-month period compared with 38.7% in the same 1993 period. The 1993 expense includes $5.6 million for the one-time charge to restate the December 31, 1992 deferred tax assets and liabilities, resulting from the 1993 1% U. S. Corporate tax rate increase. Exclusive of this adjustment, income tax expense was 32.3% of income before taxes in the 1993 nine-month period. The decrease in 1994 from 32.3% to 31.8% of income before taxes is a result of an increase in income exempt from Federal taxes.

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

      The table below shows certain information on the Company's allowance for doubtful accounts related to earning assets for the periods indicated:


                                                     Nine Months Ended               Twelve Months Ended
                                                       September 30,                    December 31,
                                                  ----------------------           ----------------------
                                                     1994           1993                    1993
                                                     ----           ----                    ----
Allowance for doubtful accounts (millions)
      Beginning balance                           $   54.5      $   39.9                 $   39.9
      Additions                                        9.4          17.0                     24.4
      Deductions                                      (4.5)         (8.3)                    (9.8)
                                                  --------      --------                 --------
      Ending balance                              $   59.4      $   48.6                 $   54.5
                                                  ========      ========                 ========

Percent of earning assets                              1.3%          1.1%                     1.2%

Total balances of accounts receivable over
      90 days past due at period end (millions)   $   32.5      $   43.4                 $   44.3
Percentage of earning assets                           0.7%          1.0%                     1.0%

Total earning assets (millions)
      Investment in finance leases                $2,300.9      $2,305.0                 $2,364.1
      Investment in operating leases                 698.8         652.5                    694.7
      Investment in leveraged leases                 229.3          77.0                    190.5
      Notes receivable                               728.6         675.1                    721.3
      Investment in securities                       630.1         526.4                    562.9
      Inventory held for sale or lease                72.7          96.3                     54.8
      Investment in associated companies              18.0          19.6                     18.3
                                                  --------      --------                 --------

      Total                                       $4,678.4      $4,351.9                 $4,606.6
                                                  ========      ========                 ========


      Since December 31, 1993, accounts receivable over 90 days past due decreased $11.8 million, primarily because of improved collection on aged accounts. Delinquencies were reduced as a result of the completion of foreclosure on an apartment complex, which was collateral for an $11.2 million note which was delinquent at December 31, 1993, offset in part by a $10.5 million note, collateralized by an office/retail complex in California, which became delinquent in the 1994 second quarter. Management restructured the $10.5 million note in October 1994, making it no longer delinquent.

Earning assets by business unit

      The table below summarizes the earning assets by business unit as a percentage of the total.


                                                         September 30,                   December 31,
                                                     -------------------                 ------------
                                                     1994           1993                    1993
                                                     ----           ----                    ----
Business Equipment Financing                          29%            31%                     32%
Transportation and Industrial Financing               24             24                      24
Fleet Services                                        11             10                      10
Municipal and Corporate Financing                     17             16                      16
Real Estate Financing                                  9              9                       9
Rail Services                                         10             10                       9
                                                     ----            ---                    ----

    Total                                            100%           100%                    100%
                                                     ====           ====                    ====





                          PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
        12.  Computation of ratio of earnings to fixed charges.
        27.  Financial Data Schedule

    (b) Reports on Form 8-K.
        There were no Form 8-K reports required to be filed during the quarter for which this report is filed.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            USL CAPITAL CORPORATION




November 4, 1994                           By: /s/George F. Stallos
- - -----------------------                    ------------------------------------
Date                                       George F. Stallos
                                           Executive Vice President
                                            and Chief Financial Officer




November 4, 1994                           By: /s/Robert A. Keyes, Jr.
- - -----------------------                    ------------------------------------
Date                                       Robert A. Keyes, Jr.
                                           Vice President, Corporate Controller

                                 Exhibit Index

           12.  Computation of ratio of earnings to fixed charges.
           27.  Financial Data Schedule