Form 10-K
USL CAPITAL CORP/
filed 1995-03-24
CIK 101679

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994.

                         COMMISSION FILE NUMBER 1-4976

                                     [LOGO]

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

     As of March 1, 1995, the Registrant had outstanding 10 shares of Common Stock, all of which were owned by Ford Holdings, Inc.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b), AND IS THEREFORE FILING THIS FORM 10-K WITH REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                                        PAGE
                                                                                        -----
Item  1.  Business....................................................................      3
Item  2.  Properties..................................................................     13
Item  3.  Legal Proceedings...........................................................     13
Item  4.  Submission of Matters to a Vote of Security Holders*

                                    PART II
Item  5.  Market for the Company's Common Stock and Related Stockholder Matters.......     13
Item  6.  Selected Financial Data*
Item  7.  Management's Discussion and Analysis of Financial Condition and Results of
  Operations..........................................................................     13
Item  8.  Financial Statements and Supplementary Data.................................     15
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial
  Disclosure..........................................................................     15

                                   PART III
Item 10.  Directors, Executive Officers, Promoters and Control Persons of the Company*
Item 11.  Executive Compensation*
Item 12.  Security Ownership of Certain Beneficial Owners and Management*
Item 13.  Certain Relationships and Related Transactions*

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............     15
Signatures............................................................................     18
Exhibits Index........................................................................     38

------------

* Not required under General Instruction J to Form 10-K.

                            USL CAPITAL CORPORATION

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                     PART I

ITEM 1.  BUSINESS

     USL Capital Corporation ("Company") is a diversified commercial financing company. The Registrant provides a wide range of financing services, primarily in the United States, through six core business units, including:

        - Business Equipment Financing--leasing and financing of office and other business and commercial equipment directly with customers and through vendor programs;

        - Transportation and Industrial Financing--leasing and financing of large-balance transportation equipment (principally commercial aircraft) and industrial and energy facilities;

        - Fleet Services--leasing and managing of commercial automobile, van, and light-truck fleets;

        - Municipal and Corporate Financing--financing of essential-use equipment for state and local governments and housing bonds, and investing in publicly-traded and privately-placed preferred stocks and senior and subordinated debt of public and private companies;

        - Real Estate Financing--mortgage financing of income-producing real estate, including apartments, office buildings, shopping centers, and warehouses; and

        - Rail Services--full-service leasing of railroad equipment to industrial shippers and railroads.

     The Company, a Delaware corporation, has been a wholly-owned subsidiary of Ford Holdings, Inc. ("Ford Holdings") since October 1, 1989, on which date all of the Company's capital stock was transferred by Ford Motor Company ("Ford") to Ford Holdings, a then newly formed Delaware corporation. All of the outstanding common stock of Ford Holdings is owned directly or indirectly by Ford. The Company was originally organized as a California corporation in October 1956, and was purchased by Ford in November 1987. The Company changed its name to USL Capital Corporation (from United States Leasing International, Inc.) on November 12, 1993.

     The Company's principal executive offices are located at 733 Front Street, San Francisco, California 94111. The telephone number of such offices is (415) 627-9000.

KEY DATA

     The following table sets forth certain data with respect to the Company's business for the years ended on, and as of, the dates indicated.

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                    1994       1993       1992
                                                                   ------     ------     ------
Summary financial data (millions)
  Revenue........................................................  $  598     $  564     $  501
  Income before taxes............................................     160        122         89
  Net income.....................................................     109         77         57
  Additions to earning assets....................................   1,543      2,045      1,831
  Total earning assets...........................................   5,043      4,607      3,585
Business unit earning assets (% of total)
  Business Equipment Financing...................................      27%        32%        39%
  Transportation and Industrial Financing........................      25         24         21
  Fleet Services.................................................      11         10         12
  Municipal and Corporate Financing..............................      18         16         10
  Real Estate Financing..........................................       9          9          9
  Rail Services..................................................      10          9          9
                                                                   ------     ------     ------
          Total..................................................     100%       100%       100%
                                                                   ======     ======     ======

BUSINESS UNITS

     The Company operates exclusively in the commercial finance segment of the financial services industry. The Company serves its commercial customers though six business units, each of which is described in detail below.

  Business Equipment Financing

     Through its Business Equipment Financing unit, the Company finances, under finance leases, conditional sale agreements, operating leases, and collateralized loans, the acquisition and use of equipment for business, professional, industrial, and governmental users throughout the United States. The types of equipment financed include computers and computer peripherals, office equipment, office furnishings, telecommunications, medical, transportation, manufacturing, and other kinds of equipment. This financing is sometimes offered in conjunction with the manufacturer of the equipment, but in other cases is provided directly to the end user of the equipment. Financing transactions generally cover equipment having an aggregate cost between $50,000 and $5 million, with an average transaction size of approximately $600,000. These financing services are marketed through 25 offices located throughout the United States.

     The Business Equipment Financing unit does not manufacture or sell under its own label any of the equipment which it leases. It only purchases equipment which a particular lessee has committed to lease, and does not take order positions or make purchases in advance of such a binding agreement by a lessee to lease the equipment. All lessees are obligated to maintain the equipment and reimburse the Company for any taxes paid thereon. Any casualty losses of equipment are covered either by insurance carried by the lessee as required under the lease or by lessee self-insurance when the Company deems the lessee's credit to be satisfactory. Upon the expiration of leases, the Company either renews the leases with the lessees, sells the leased equipment to the lessees, or remarkets the equipment.

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

     The Company also acquires equipment and related leases originated by other lessors and, to a lesser extent, by brokers, although the purchase of broker-originated business has declined significantly over the past few years. On the majority of such acquired transactions, the Company bills and collects, manages the relationships with the lessees, and remarkets the equipment.

     The following table sets forth certain data with respect to the Business Equipment Financing unit for the years ended on, and as of, the dates indicated.

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                    1994       1993       1992
                                                                   ------     ------     ------
Summary financial data (millions)
  Additions to earning assets....................................  $  422     $  622     $  560
  Total earning assets...........................................   1,376      1,466      1,395
Type of earning assets (% of total)
  Finance leases.................................................      81%        83%        85%
  Operating leases...............................................      15         13         11
  Other..........................................................       4          4          4
                                                                   ------     ------     ------
          Total..................................................     100%       100%       100%
                                                                   ======     ======     ======

  Transportation and Industrial Financing

     Through its Transportation and Industrial Financing unit, the Company principally owns, leases, finances, and remarkets commercial aircraft, and leases and finances transportation, energy, and industrial equipment and facilities. Aircraft, other equipment, and facilities are leased and financed under single-investor finance leases, leveraged leases, operating leases, and collateralized loans. Under all leases the lessee is responsible for all taxes, maintenance, and insurance. The majority of the assets of this business is acquired through investment bankers and lessee advisors and the balance through direct lessee contact.

     The Company owns a 23% interest in, and through a wholly-owned subsidiary is the general partner of, Airlease Ltd., a California limited partnership ("Airlease Ltd."). Airlease Ltd. assets were $108 million at December 31, 1994, compared with $114 million at December 31, 1993. The master limited partnership units are listed on the New York Stock Exchange. Airlease Ltd. engages in the ownership and leasing of commercial aircraft to airlines, a freight carrier, and a charter carrier.

     At December 31, 1994, the Company's aggregate commercial aircraft earning assets in this unit (including its interest in those aircraft owned by Airlease Ltd.) were $1,003 million. Of this amount, 60% were leased to or financed for commercial airlines, with the remainder leased primarily to a freight carrier and aircraft manufacturers. The Company finances four aircraft (two of which are subject to senior loans) for a foreign airline which is now in financial difficulties and is restructuring its operations; the airline is expected to make a proposal to the Company for the continued use of the aircraft. One aircraft is on lease to an airline which emerged from bankruptcy in late 1993, and is delinquent on lease payments due in late 1994. Approximately 99% of the aggregate commercial aircraft owned or financed by the Company (measured by their book value) were in compliance with Stage III noise regulations (the most stringent level) of the Aviation Safety and Capacity Act of 1990.

     This business unit also manages a portfolio of leveraged leases, single-investor leases, and loans in which Ford Credit holds a beneficial interest. These managed leases cover railcars and locomotives, electric power generation and other facilities, marine vessels, and other types of business assets. The business unit also acts as agent for Trust Company for USL, Inc., a wholly-owned subsidiary, which is owner trustee for a portfolio of leveraged leases the Company arranged for outside institutional investors prior to 1985. As the remarketing agent for these institutional investors and Ford Credit, the Company participates in the residual proceeds from the disposition of the equipment at the termination of some of these leases.

     The following table sets forth certain data with respect to the Transportation and Industrial Financing unit for the years ended on, and as of, the dates indicated.

                                                                            DECEMBER 31
                                                                     --------------------------
                                                                      1994       1993      1992
                                                                     ------     ------     ----
Summary financial data (millions)
  Additions to earning assets......................................  $  176     $  321     $346
  Total earning assets.............................................   1,243      1,097      767
Type of Equipment (% of earning assets)
  Stage III aircraft...............................................      79%        81%      88%
  Stage II aircraft................................................       1          1        3
  Non-aircraft equipment...........................................      20         18        9
                                                                     ------     ------     ----
          Total....................................................     100%       100%     100%
                                                                     ======     ======     ====

  Fleet Services

     Through its Fleet Services unit, the Company is engaged in the leasing of automotive, van, and light and heavy-duty truck fleets for commercial purposes. Fleet Services also provides management services for a substantial portion of its leased vehicles and for certain of the vehicles owned by its customers. These leasing and management services are marketed to commercial customers through 21 offices located throughout the United States. Fleet Services also provides fleet management services for subsidiaries and affiliates of American Telephone and Telegraph Company under a long-term agreement.

     At December 31, 1994, Fleet Services had an aggregate of approximately 76,100 vehicles in fleets which it leased and managed or managed only, as compared with approximately 71,600 vehicles at December 31, 1993. At December 31, 1994, Fleet Services also provided services for approximately 14,800 additional vehicles under the long-term agreement with American Telephone and Telegraph Company, as compared with approximately 14,000 additional vehicles at December 31, 1993.

     Certain of Fleet Services' vehicles are leased under "open-end finance" leases in which the Company bears no risk (other than the lessee's credit) on the resale price of the vehicles at the expiration of the lease. The majority of the vehicles are leased under "modified open-end" leases in which the resale price of the leased vehicle at lease expiration is partially guaranteed by the lessee. The Company's full recovery of the vehicle's cost under a "modified open-end" lease thus partially depends on the resale proceeds which, however, are expected to substantially exceed the portion of the cost not guaranteed by the lessee for which the Company is at risk. Other vehicles are leased under "closed-end" leases, in which the Company's full recovery of the vehicle's cost from rental and resale proceeds is dependent upon the Company's realization of anticipated residual value. Additionally, certain of the closed-end leases (covering approximately 6% of all leased vehicles at December 31, 1994) contain maintenance provisions which require that the Company bear the maintenance expense for the leased vehicle in consideration of a higher lease rate.

     The following table sets forth certain data with respect to the Fleet Services unit for the years ended on, and as of, the dates indicated.

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                        1994     1993     1992
                                                                        ----     ----     ----
Summary financial data (millions)
  Additions to earning assets.........................................  $408     $386     $389
  Total earning assets*...............................................   550      444      426
Type of earning assets (% of total)
  Modified open-end leases............................................    66%      60%      48%
  Open-end finance leases.............................................    15       17       22
  Closed-end leases...................................................     9        7       11
  Other...............................................................    10       16       19
                                                                        ----     ----     ----
          Total.......................................................   100%     100%     100%
                                                                        ====     ====     ====

------------

* During 1994, approximately $66 million in earning assets were securitized and sold; together with earning assets securitized and sold in 1991, 1992, and 1993, the balance of such securitized assets at December 31, 1994, was approximately $124 million, which amount is not included in total earning assets. See Borrowing and Other Sources of Funds on page 12.

     The increase in modified open-end leases reflects the shift to a lease structure that is more attractive to the customer. This modified structure permits, for two-year contracts, operating lease treatment for the customers and finance lease treatment for the Company.

     Under substantially all leases, the lessee is obligated to provide insurance against public liability and property damage, to reimburse the Company for all taxes relating to the vehicles or the lease and, except in leases with a maintenance provision, to maintain, at the lessee's expense, the vehicles in good operating condition.

     Management services are mechanized and provide monthly analyses of each vehicle in service, allowing customers' fleet operating costs to be closely controlled. Programs are tailored to meet special customer needs, and many options are offered including, for example, guaranteed maintenance programs, assistance in selection of vehicles, and analysis of insurance coverage.

  Municipal and Corporate Financing

     Through its Municipal and Corporate Financing unit, the Company arranges and carries on its books municipal financings for state and local governments of essential-use equipment. This unit also invests in publicly-traded and privately-placed preferred stocks and senior and subordinated debt of public and private companies, principally utilities and manufacturing companies. After extensive due diligence by the Company, these securities are purchased through investment banking and other intermediaries, either at the initial offering or on the open market. Approximately 69% of these corporate securities are currently rated at investment grade.

     The following table sets forth certain data with respect to the Municipal and Corporate Financing unit for the years ended on, and as of, the dates indicated.

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                        1994     1993     1992
                                                                        ----     ----     ----
Summary financial data (millions)
  Additions to earning assets.........................................  $255     $429     $291
  Total earning assets................................................   893      743      363
Type of earning assets (% of total)
  Municipal
     Finance leases...................................................     8%       9%      10%
  Corporate
     Preferred stock..................................................    65       65       69
     Debt.............................................................    27       26       21
                                                                        ----     ----     ----
          Total.......................................................   100%     100%     100%
                                                                        ====     ====     ====

  Real Estate Financing

     Through four loan origination offices in its Real Estate Financing unit, the Company provides first mortgage financing of income-producing real estate including apartments, office buildings, shopping centers, and warehouses. This real estate is geographically diversified throughout the United States. No financing is provided for motels, hotels, raw land, or specialty properties. Substantially all transactions are financings of three to five years, and none is a construction loan. The loans provide funds for acquisitions or refinancings, or are "bridge" financings between construction and permanent loans. This unit also manages transactions funded by and carried on the books of Ford Credit. At December 31, 1994, the Company had commitments to fund additional first mortgage loans of approximately $4 million. At such date, it also held title to four foreclosed properties with an aggregate book value of $27 million.

     The following table sets forth certain data with respect to the Real Estate Financing unit for the years ended on, and as of, the dates indicated.

                                                                             DECEMBER 31
                                                                        ----------------------
                                                                        1994     1993     1992
                                                                        ----     ----     ----
Summary financial data (millions)
  Additions to earning assets.........................................  $135     $144     $ 90
  Total earning assets................................................   472      437      326
Type of Property (% of earning assets)
  Apartments..........................................................    46%      53%      50%
  Offices.............................................................    39       29       30
  Shopping centers....................................................    13       16       17
  Industrial..........................................................     2        2        3
                                                                        ----     ----     ----
          Total.......................................................   100%     100%     100%
                                                                        ====     ====     ====
Location of property (% of earning assets)
  Southwest...........................................................    23%      37%      39%
  East................................................................    21       26       20
  West................................................................    40       28       30
  Midwest.............................................................    16        9       11
                                                                        ----     ----     ----
          Total.......................................................   100%     100%     100%
                                                                        ====     ====     ====

  Rail Services

     Through its Rail Services unit, the Company leases to industrial shippers and railroads approximately 21,100 railcars. Approximately 94% of all of these cars are owned by the Company or leased to it under long-term leases. Of the cars in the Company's fleet at December 31, 1994, 29% were leased out to the Company's customers for remaining terms of less than one year, 46% for remaining terms of between one and five years, and 25% for remaining terms of over five years. The Company maintains and repairs approximately 73% of its owned and leased fleet at its expense. As provided in the rules of the American Association of Railroads, if a car is damaged or destroyed on the line of any particular railroad, that railroad is obligated either to repair the car or, if the car is destroyed, pay the car owner an amount which reflects the car's type and age. Rail Services also manages approximately 1,300 cars for others, principally for Ford affiliates. The Rail Services unit also orders new equipment for future delivery, in advance of leasing such equipment to customers. On December 29, 1994, the Company sold its entire fleet of 1,474 pressurized tank railcars.

     The following table sets forth certain data with respect to the Rail Services unit for the years ended on, and as of, the dates indicated.

                                                                             DECEMBER 31
                                                                        ----------------------
                                                                        1994     1993     1992
                                                                        ----     ----     ----
Summary financial data (millions)
  Additions to earning assets.........................................  $147     $143     $155
  Total earning assets................................................   507      422      302
Type of earning assets (% of total)
  Hopper cars.........................................................    54%      41%      46%
  Tank cars...........................................................     6       17       24
  Flat cars...........................................................    11       14        1
  Intermodal cars.....................................................    11        9       14
  Gondolas cars.......................................................     8        8        9
  Box cars............................................................     6        6        0
  Other...............................................................     4        5        6
                                                                        ----     ----     ----
          Total.......................................................   100%     100%     100%
                                                                        ====     ====     ====

FINANCING ARRANGED AND MANAGED FOR FORD MOTOR CREDIT COMPANY

     The Company manages certain commercial leasing and financing transactions carried on the books of Ford Credit. In addition, the Municipal and Corporate Financing and Transportation and Industrial Financing units arrange a variety of transactions which are funded by and carried on the books of Ford Credit. Ford Credit reimburses the Company for the Company's operating costs related to arranging and managing all transactions funded by Ford Credit.

MANAGEMENT OF FOREIGN AFFILIATES

     The Company manages two affiliated corporations in the United Kingdom and Australia that are owned by Ford. These corporations were wholly owned subsidiaries of the Company prior to October 1, 1989, on which date they were dividended to Ford. These two corporations engage in the equipment financing business, conducted substantially in the same manner as the Company's businesses in the United States. These affiliates fund their equipment acquisitions, and pay their own operating expenses. However, the Company guarantees the indebtedness of the Australian affiliate, which, at December 31, 1994, was $26 million. The company located in the United Kingdom has originated no new equipment leasing transactions since mid-1992 and is being liquidated; virtually all of its remaining assets were sold during 1994. The company located in Australia has originated no new equipment leasing transactions since mid-1994 and is also being liquidated.

GENERAL

  Credit Loss Experience

     The management of credit exposure is an important element of the Company's business. The Company reviews the credit of all prospective customers, and manages concentration exposures by customer, collateral type, and geographic distribution. It establishes appropriate loss allowances based on the credit characteristics and the loss experience for each type of business, and also establishes additional reserves for specific transactions if it believes this action is warranted. Delinquent receivables are reviewed by management monthly and are generally written down to expected realizable value when, in the opinion of management, they become uncollectible or when they become more than 180 days past due. Collection activities continue on accounts written off when management believes such action is warranted.

     The table below shows certain information on the Company's allowance for doubtful accounts for the years indicated.

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                    1994       1993       1992
                                                                   ------     ------     ------
Allowance for doubtful accounts (millions)
  Beginning balance..............................................  $   55     $   40     $   30
  Additions......................................................       8         25         20
  Deductions.....................................................      (5)       (10)       (10)
                                                                   ------     ------     ------
  Ending balance.................................................  $   58     $   55     $   40
                                                                   ======     ======     ======
Percent of earning assets........................................     1.2%       1.2%       1.1%
Total balances of accounts receivable over 90 days past due at
  year end (millions)............................................  $   37     $   44     $   49
Percent of earning assets........................................     0.7%       1.0%       1.4%
Total earning assets (millions)
  Investment in finance leases--net..............................  $2,435     $2,364     $2,075
  Investment in operating leases--net............................     712        695        558
  Investment in leveraged leases--net............................     266        191          4
  Notes receivable...............................................     825        721        502
  Investment in securities.......................................     700        563        329
  Inventory held for sale or lease...............................      87         55         97
  Investments in associated companies............................      18         18         20
                                                                   ------     ------     ------
          Total..................................................  $5,043     $4,607     $3,585
                                                                   ======     ======     ======

     Additions to the allowance for doubtful accounts for 1994 decreased by $17 million from 1993, primarily as a result of decreased write-offs as well as management's evaluation of the adequacy of the loss reserve. The decline of write-offs (deductions) in 1994 of $5 million from 1993, resulted primarily from improved collection activities in the Business Equipment Financing unit.

     Additions to the allowance for doubtful accounts for 1993 increased by $5 million from 1992, primarily as a result of the increase in earning assets as well as management's evaluation of the adequacy of the loss reserve.

     Total balances of accounts receivable over 90 days past due at year-end 1994 decreased $7 million over 1993 year end, primarily because of the improved collections on aged accounts and the completion of foreclosure on an apartment complex, which was collateral for a $11 million note which was delinquent at December 31, 1993. These changes were offset in part by a $16 million note, collateralized by an aircraft, which became delinquent at the end of 1994. Substantial payment of this delinquent amount was received in January 1995. In addition to this $16 million note, accounts receivable over 90 days past due at December 31, 1994, consisted primarily of a delinquent note in the amount of $9 million, collateralized by an office complex.

  Residual Policy

     The establishment and realization of residual values on finance and leveraged leases, and of salvage values on operating leases are important elements of the Company's business. In general, finance and leveraged leases are non-cancelable leases in which the net lease payments over the term amortize the investment in the leased equipment down to the estimated value of equipment at lease expiration. Operating leases are usually of a shorter term and the lease payments by themselves are not sufficient to cover all costs and expenses. Full recovery of equipment cost is dependent upon selling or re-leasing the equipment.

     Residual values are established upon acquisition of the equipment based upon the estimated value of the equipment at the time the Company expects to dispose of the equipment under finance and leveraged leases, and at the end of the equipment's expected useful life under operating leases. Periodically, the Company reviews its residual values, and if it determines there has been an other than temporary impairment in value, adjustments are made which result in an immediate charge to earnings and/or a reduction in earnings over the remaining term of the lease.

     FINANCE AND LEVERAGED LEASES. The following table shows, for each respective year, for the Company's continuing businesses: (a) the aggregate sales proceeds and renewal proceeds from sales of equipment subject to finance and leveraged leases, and (b) these proceeds as a percentage of the adjusted residual value of the equipment.

                                                                            DECEMBER 31
                                                                     --------------------------
                                                                     1994       1993      1992
                                                                     -----     ------     -----
Business Equipment Financing
  Amount (millions)................................................  $  24     $   19     $  49
  Percent..........................................................    154%       161%      126%
Transportation and Industrial Financing
  Amount (millions)................................................  $   4     $   11*    $   2
  Percent..........................................................    260%     7,073%*     526%
Rail Services
  Amount (millions)................................................  $   5         --        --
  Percent..........................................................    109%        --        --
Total
  Amount (millions)................................................  $  33     $   30     $  51
  Percent..........................................................    152%       252%      129%

------------

* These amounts reflect proceeds received under a residual sharing agreement arranged in 1972. The residual was carried on the Company's books at a nominal amount.

     OPERATING LEASES. The following table shows, for each respective year, for the Company's continuing businesses: (a) the aggregate proceeds (including renewal proceeds beyond the original expected useful life period) from sales of equipment subject to operating leases, and (b) these proceeds as a percentage of the net book value of the equipment sold.

                                                                             DECEMBER 31
                                                                        ----------------------
                                                                        1994     1993     1992
                                                                        ----     ----     ----
Business Equipment Financing
  Amount (millions)...................................................  $  5     $  6     $ 21
  Percent.............................................................   128%     116%     111%
Fleet Services
  Amount (millions)...................................................  $ 16     $ 13     $ 16
  Percent.............................................................   121%     116%     115%
Rail Services
  Amount (millions)...................................................  $ 41     $  3     $ --
  Percent.............................................................   111%     137%      95%
Other
  Amount (millions)...................................................  $  1     $  1     $  1
  Percent.............................................................   261%     990%     203%
Total
  Amount (millions)...................................................  $ 63     $ 23     $ 38
  Percent.............................................................   115%     125%     115%

  Employees

     The Company had 637 full time employees at December 31, 1994.

  Competition

     In all of its financing programs, the Company competes with other leasing and finance companies, banks, lease brokers, and investment banking firms who arrange for the financing and leasing of equipment, and manufacturers and vendors who sell, finance and, lease their own products to customers.

  Borrowing and Other Sources of Funds

     The funds required to operate the Company's business are generated internally from loan and lease payments and equipment sales, and externally from medium-term debt, commercial paper, securitized financings, and bank borrowings.

     The Company raises short-term debt financing through its established commercial paper programs and raises long-term debt in the public market through periodic offerings of medium-term notes and underwritten debt offerings. The Company has committed bank lines of $1.4 billion with 23 banks, consisting of $1.0 billion under five-year credit agreements expiring in 1999 and $335 million under one-year agreements. Neither Ford nor Ford Holdings guarantees the debt of the Company, although the Company's existing credit lines require that Ford maintain at least a 75% direct or indirect ownership interest in the Company. At present, the Company's profitability is not significantly related to the business outlook for Ford, and this situation is not expected to change in the future.

     In 1991 the Company securitized and sold approximately $212 million of its vehicle leases by transferring such leases, without recourse to the Company, to a wholly-owned subsidiary, which, in turn, sold the leases to an unrelated cooperative corporation. Such wholly-owned subsidiary is a separate entity from its parent company, USL Capital Corporation, whose assets are available first and foremost to satisfy the claims of its creditors. Beginning in June 1994, the Company discontinued securitizing additional leases under this arrange-ment to replace the run-off of principal of the leases initially securitized. See Note 2 of Notes to Consolidated Financial Statements on page 26.

     On April 30, 1992, the Company securitized and sold approximately $94 million in principal amount of receivables under lease-purchase agreements with various state and local governments. These lease-purchase agreements were purchased by the Company from Ford Credit, for whom they had been managed by the

Company. The Company then immediately transferred them to tax-exempt grantor trusts, which issued tax-exempt, asset-backed certificates to investors in a public offering. See Note 2 of Notes to Consolidated Financial Statements on page 26.

ITEM 2.  PROPERTIES

     The Company owns no significant real property and leases all of its offices. See Note 10 of Notes to Consolidated Financial Statements on page 32 for information as to rental obligations.

ITEM 3.  LEGAL PROCEEDINGS

     There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or to which its property is subject, nor are any such proceedings known to be contemplated by governmental authorities or others.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information called for by this item has been omitted pursuant to General Instruction J(2)(c).

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     All outstanding shares of the Company's Common Stock are owned by Ford Holdings, and therefore there is no market for such shares. The Company declared a $100 million dividend, effective December 31, 1994, which was distributed to Ford Holdings in January 1995. Ford Holdings made a $5 million and a $40 million capital contribution to the Company in 1992 and 1993, respectively. The Company and Ford Holdings will, from time to time, determine the appropriate capitalization for the Company, which will, in part, affect any future payment of dividends to Ford Holdings or capital contributions to the Company.

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

RESULTS OF OPERATIONS

                    REVENUES, EXPENSES, AND OPERATING PROFIT

                                                          YEARS ENDED            1994 VS. 1993
                                                          DECEMBER 31          INCREASE/(DECREASE)
                                                     ---------------------     ------------------
(IN THOUSANDS)                                         1994         1993        AMOUNT    PERCENT
                                                     --------     --------     --------   -------
Revenues...........................................  $597,865     $564,472     $ 33,393       6%
                                                     --------     --------     --------
Expenses
  Sales, administrative and general................    62,275       70,352       (8,077)    (11)
  Interest.........................................   220,759      189,942       30,817      16
  Depreciation--operating leases...................   121,555      131,100       (9,545)     (7)
  Other............................................    33,490       50,907      (17,417)    (34)
                                                     --------     --------     --------
          Total expenses...........................   438,079      442,301       (4,222)     (1)
                                                     --------     --------     --------
Operating Profit...................................  $159,786     $122,171     $ 37,615      31%
                                                     ========     ========     ========   =======

  Revenues

     Revenues increased $33 million, or 6% in 1994 compared with 1993, primarily as a result of an 15% increase in average earning assets. This increase was partially offset by a decrease of $10 million in the gain on sale of residuals and equipment in the Transportation and Industrial Financing unit.

  Expenses

     Sales, administrative, and general expenses decreased $8 million, or 11% in 1994, primarily as a result of cost reduction actions.

     Interest expense increased $31 million, or 16% in 1994, reflecting an increase in average borrowings from $3.15 billion in 1993 to $3.57 billion in 1994 to finance earning assets. In addition, there was a slight increase in borrowing rates, which averaged 6.1% in 1994 compared with 6.0% in 1993.

     Depreciation expense on operating lease equipment decreased $10 million, or 7% in 1994, although the average investment in the cost of operating lease equipment increased 7% or $73 million. The reduction in depreciation expense is the result of the run-off of the high depreciation rate Fleet Services assets and the expected declining usage of equipment contained in a copier portfolio in which depreciation is based upon the physical use of the assets, offset in part by an increase in longer-lived Rail Services assets.

     Other expenses decreased $18 million, or 34% in 1994, due primarily to a decrease in the provision for losses (see page 10 for discussion of credit loss experience).

  Operating Profit

     Operating profit improved $38 million, or 31% compared with 1993. The improvement in operating results reflects the impact of higher earning assets and lower operating costs.

  Taxes on Income

     Income taxes were 31.8% on income before taxes in 1994 compared with 36.9% in 1993. See Note 9 of Notes to Consolidated Financial Statements on page 30 for the principal reasons for differences from the normal statutory rates.

  New Accounting Standards

     In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." This standard was partially amended by the issuance, in October 1994, of SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." These standards require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Company has adopted these standards effective January 1, 1995, and the effect is not expected to be material.

     In May 1993, the FASB issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard establishes standards of financial accounting and reporting for investments in equity securities (excluding those accounted for under the equity method and investments in consolidated subsidiaries) that have readily determinable fair values and for all investments in debt securities. The Company adopted this standard effective January 1, 1994, and the effect was not material.

     In October 1994, the FASB issued SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," which the Company adopted effective December 31, 1994. See Note 13 of Notes to Consolidated Financial Statements on page 33 for the required disclosures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item are listed in Item 14 of Part IV on page 15, are set forth in detail at the end of this report, and are filed as part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by Items 10, 11, 12 and 13 has been omitted pursuant to General Instruction J(2)(c).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1.  Financial Statements

          The consolidated financial statements of the Company are included in this report at the pages indicated.

                                                                                       PAGE
                                                                                       -----
            Management's Responsibility for Financial Statements......................  19
            Report of Independent Accountants.........................................  20
            Consolidated Statements of Income for the years ended December 31, 1994,
              1993, and 1992..........................................................  21
            Consolidated Balance Sheets at December 31, 1994 and 1993.................  22
            Consolidated Statements of Cash Flows for the years ended December 31,
              1994, 1993, and 1992....................................................  23
            Consolidated Statements of Changes in Shareholder's Equity for the years ended December 31, 1994, 1993, and 1992.................................  24
            Notes to Consolidated Financial Statements................................  25

  (a) 2.  Financial Statement Schedules

                                                                                       PAGE
                                                                                       -----
            Schedule II     -- Valuation and Qualifying Accounts....................... 37

           Financial statements and schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because of the absence of conditions under which they are required.

  (a) 3.  Exhibits required by Item 601 of Regulation S-K:

          (3)A.    Copy of the Certificate of Incorporation of United States Leasing
                   International, Inc., a Delaware Corporation filed with the Secretary of
                   State of the State of Delaware on August 15, 1986 and filed as Exhibit
                   3(A). to the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1993 is incorporated herein by this reference.

             B.    Copy of the Agreement of Merger pursuant to which United States Leasing
                   International, Inc., a California corporation, merged into United States
                   Leasing International, Inc., a Delaware corporation filed with the
                   Secretary of State of the State of Delaware on October 27, 1986 and filed as Exhibit 3(B). to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 is incorporated hereby by this reference.
             C.    Copy of the Certificate of Amendment of Certificate of Incorporation of
                   United States Leasing International, Inc., pursuant to which United States
                   Leasing International, Inc. changed its name to USL Capital Corporation filed with the Secretary of State of the State of Delaware on November 12,
                   1993 and filed as Exhibit 3(C). to the Company's Annual Report on Form
                   10-K for the year ended December 31, 1993 is incorporated herein by this reference.
             D.    Copy of Bylaws, as amended, through January 13, 1992, filed as Exhibit
                   (3)D. to the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1991 is incorporate herein by this reference.
          (4)A.    Copy of Indenture dated as of January 15, 1986, between the Company and
                   The Chase Manhattan Bank (National Association), Trustee, including forms of Debt Security and Medium Term Note, filed as Exhibit (4)A. to the
                   Company's Annual Report on Form 10-K for the year ended December 31, 1991 is incorporated herein by this reference.
             B.    Copy of Supplemental Indenture dated as of October 27, 1986, between the
                   Company and The Chase Manhattan Bank (National Association), Trustee,
                   filed as Exhibit (4)B. to the Company's Annual Report on Form 10-K for the
                   year ended December 31, 1993, is incorporated herein by this reference.
             C.    Copy of Second Supplemental Indenture dated as of December 1, 1988 to
                   Indenture dated as of January 15, 1986, between the Company and The Chase
                   Manhattan Bank (National Association), Trustee, filed as Exhibit (4)C. to the Company's Annual Report on Form 10-K for the year ended December 31,
                   1993, is incorporated herein by this reference.
             D.    Copy of Indenture dated as of July 1, 1991, between the Company and The
                   First National Bank of Chicago, Trustee, including forms of Debt Security and Medium Term Note, filed on July 15, 1991 as Exhibits 4.1, 4.2, 4.3 respectively, to the Company's Registration Statement on Form S-3 (File
                   No. 33-4165) is incorporated herein by this reference.
             E.    Copy of the Indenture dated as of November 15, 1994, between the Company and The Chase Manhattan Bank (National Association), Trustee, including forms of Debt Security and Medium Term Note, filed on December 13, 1994 as
                   Exhibits 4.1, 4.2 and 4.3 respectively, to the Company's Registration
                   Statement on Form S-3 (File No. 33-56839) is incorporated herein by this reference.
         (10)A.    Copy of Asset Purchase Agreement among USLI Fleet Financing, Inc., Asset
                   Securitization Cooperative Corporation, Canadian Imperial Bank of Commerce
                   and United States Leasing International, Inc., dated as of December 23,
                   1991, filed as Exhibit 10(A). to the Company's Annual Report on Form 10-K
                   for the year ended December 31, 1991 is incorporated herein by this reference.
             B.    Copy of Purchase Agreement between United States Leasing International,
                   Inc. and USLI Fleet Financing, Inc., dated as of December 23, 1991, filed as Exhibit 10(B). to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 is incorporated herein by this reference.

             C.    Copies of the First and Second Amendments to Asset Purchase Agreement
                   among USLI Fleet Financing, Inc., Asset Securitization Cooperative
                   Corporation, Canadian Imperial Bank of Commerce and United States Leasing
                   International, Inc., dated as of December 23, 1991, filed as Exhibit
                   (10)C. to the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1993 is incorporated herein by this reference.
             D.    First Amendment to Purchase Agreement between United States Leasing
                   International, Inc. and USLI Fleet Financing, Inc., dated as of December
                   23, 1991, filed as Exhibit (10)D. to the Company's Annual Report on Form
                   10-K for the year ended December 31, 1993, is incorporated herein by this reference.
             E.    Copy of Lease Purchase Agreement dated as of April 1, 1992, between the
                   Company and Ford Motor Credit Company, filed as Exhibit 10(C) to the
                   Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by this reference.
         (12)      Computation of Ratio of Earnings to Fixed Charges.
         (23)      Consent of Independent Public Accountants (with respect to the Company's current Registration Statement on Form S-3).

        The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

     (b) Report on Form 8-K.

              None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 24, 1995.

                                            USL CAPITAL CORPORATION
                                                  (Registrant)

                                            By:    /s/  JAMES G. DUFF
                                                -----------------------------
                                                        James G. Duff,
                                                 Chairman and Chief Executive
                                                            Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                TITLE                       DATE
---------------------------------------------   ----------------------------      ---------------
(a) Principal Executive Officer

           /s/  JAMES G. DUFF                   Chairman and Chief Executive       March 24, 1995
---------------------------------------------     Officer
                James G. Duff

(b) Principal Financial Officer:

         /s/  GEORGE F. STALLOS                 Senior Vice President and         March 24, 1995
---------------------------------------------     Chief Financial Officer
              George F. Stallos

(c) Principal Accounting Officer:

       /s/  ROBERT A. KEYES, JR.                Vice President, Corporate         March 24, 1995
---------------------------------------------     Controller
            Robert A. Keyes, Jr.

(d) Directors:

           /s/  JAMES G. DUFF                                                     March 24, 1995
---------------------------------------------
                James G. Duff

         /s/  GEORGE F. STALLOS                                                   March 24, 1995
---------------------------------------------
              George F. Stallos

            /s/  S.I. GILMAN                                                      March 24, 1995
---------------------------------------------
                 S.I. Gilman

          /s/  KENNETH WHIPPLE                                                    March 24, 1995
---------------------------------------------
               Kenneth Whipple

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

     The Company's financial statements have been audited by Coopers & Lybrand L.L.P., independent certified public accountants. Their audit was conducted in accordance with generally accepted auditing standards which include a review of the Company's internal control structure to the extent deemed necessary for the purposes of their audit. The Report of Independent Accountants appears on the following page.

     The Board of Directors is responsible for overseeing management's fulfillment of its responsibilities in the preparation of financial statements and the financial control of operations. The Company's independent accountants have full and free access to the Board to discuss their audit work, the Company's internal controls, and financial reporting matters.

      /s/  James G. Duff
------------------------------------
           James G. Duff
Chairman and Chief Executive Officer


    /s/  George F. Stallos
------------------------------------
         George F. Stallos
       Senior Vice President
    and Chief Financial Officer

                   [LETTERHEAD OF COOPERS & LYBRAND L.L.P.]

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USL Capital Corporation and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the financial statements, USL Capital Corporation changed its method of accounting for investment in securities in 1994.

                                            /s/  Coopers & Lybrand L.L.P.

San Francisco, California
January 26, 1995

                    USL CAPITAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
REVENUES...................................................  $597,865     $564,472     $501,420
                                                             --------     --------     --------
EXPENSES
  Sales, administrative and general........................    62,275       70,352       63,250
  Interest.................................................   220,759      189,942      154,157
  Depreciation -- operating leases.........................   121,555      131,100      159,324
  Other....................................................    33,490       50,907       35,638
                                                             --------     --------     --------
          Total expenses...................................   438,079      442,301      412,369
                                                             --------     --------     --------
  Income before taxes on income and cumulative effect of
     accounting change.....................................   159,786      122,171       89,051
  Taxes on income..........................................    50,773       45,119       29,228
                                                             --------     --------     --------
  Income before cumulative effect of accounting change.....   109,013       77,052       59,823
  Cumulative effect of accounting change...................        --           --       (3,097)
                                                             --------     --------     --------
  NET INCOME...............................................  $109,013     $ 77,052     $ 56,726
                                                             ========     ========     ========

                See notes to consolidated financial statements.

                    USL CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1994             1993
                                                                     ------------     ------------
                                                                         (IN THOUSANDS, EXCEPT
                                                                            SHARE AMOUNTS)
ASSETS
Cash and cash equivalents..........................................   $   16,226       $    6,708
Investment in finance leases -- net................................    2,435,429        2,364,062
Notes receivable...................................................      824,619          721,257
Investment in operating leases -- net..............................      711,602          694,737
Investment in leveraged leases.....................................      266,392          190,502
Investment in securities...........................................      700,355          562,873
Inventory held for sale or lease...................................       86,816           54,811
Other receivables..................................................       18,335           18,296
Investment in associated companies.................................       17,838           18,357
Office equipment at cost less accumulated depreciation:
  $13,519 and $17,125 at December 31, 1994 and 1993,
     respectively .................................................        8,772            8,386
Other assets.......................................................       20,439           21,981
Goodwill less accumulated amortization:
  $42,020 and $36,176 at December 31, 1994 and 1993,
     respectively .................................................      183,395          189,239
                                                                     ------------     ------------
          Total assets.............................................   $5,290,218       $4,851,209
                                                                      ==========       ==========
LIABILITIES
Short-term notes payable...........................................   $1,337,601       $  985,277
Accounts payable...................................................       58,078           65,643
Payable to Ford and affiliates.....................................      134,763           79,490
Accrued liabilities and lease deposits.............................      113,847          120,416
Deferred taxes on income...........................................      424,301          314,505
Long-term debt.....................................................    2,478,547        2,548,250
                                                                     ------------     ------------
          Total liabilities........................................    4,547,137        4,113,581
                                                                     ------------     ------------
Commitments (Note 10)..............................................           --               --
SHAREHOLDER'S EQUITY
Common stock, $1 par value, authorized: 10,000 shares;
  outstanding: 10 shares...........................................            *                *
Additional capital.................................................      521,425          521,425
Net unrealized (loss) on available-for-sale securities.............       (3,560)              --
Retained earnings..................................................      225,216          216,203
                                                                     ------------     ------------
          Total shareholder's equity...............................      743,081          737,628
                                                                     ------------     ------------
          Total liabilities and shareholder's equity...............   $5,290,218       $4,851,209
                                                                      ==========       ==========

---------------

* Less than $1,000

                See notes to consolidated financial statements.

                    USL CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1994            1993            1992
                                                      -----------     -----------     -----------
                                                                    (IN THOUSANDS)
Net cash flow from operating activities:
  Income from operations............................  $   109,013     $    77,052     $    56,726
  Noncash expenses, revenues, losses, and gains
     included in income:
     Cumulative effect of accounting change.........           --              --           5,002
     Depreciation and amortization..................      150,562         154,322         180,745
     Deferred taxes on income.......................      112,781         112,719          57,273
     Provision for losses...........................        8,296          24,752          19,439
     Accrued interest income on notes receivable
       added to the principal balance...............       (1,601)             --            (565)
     Net increase/(decrease) in advances from Ford
       and affiliates...............................      (44,727)          4,462          58,035
     (Decrease) in accounts payable.................       (7,565)        (17,082)         (6,182)
     Increase/(decrease) in accrued liabilities and
       lease deposits...............................       (6,567)          8,773          18,541
     (Increase)/decrease in other receivables.......          (39)        (14,691)            741
     Other..........................................         (187)          1,357           1,776
                                                      -----------     -----------     -----------
          Net cash flow from operating activities...      319,966         351,664         391,531
                                                      -----------     -----------     -----------
Cash flows from investing activities:
  Recovery of equipment costs and residual
     interests......................................      675,645         622,364         488,165
  Proceeds from sale of finance receivables.........       67,581         103,006         175,779
  Cost of equipment acquired for lease..............   (1,045,007)     (1,446,217)     (1,453,248)
  Notes receivable investments......................     (329,394)       (317,969)       (212,678)
  Collections on notes receivable investments.......      190,731         121,238          63,045
  Purchase of held-to-maturity securities...........     (108,302)             --              --
  Maturity of held-to-maturity securities...........       29,986              --              --
  Purchase of available-for-sale securities.........      (58,210)             --              --
  Sale and maturity of available-for-sale
     securities.....................................        7,181              --              --
  Purchase of investment securities.................           --        (280,812)       (164,510)
  Sale of investment securities.....................           --          40,123          69,526
  Increase in deferred initial direct costs.........      (11,114)        (10,867)        (17,418)
  Office equipment purchased........................       (4,150)         (5,118)         (1,359)
  Investment in associated companies................           --             (73)            (41)
  Other.............................................       (8,015)         (1,896)         (9,561)
                                                      -----------     -----------     -----------
          Net cash used by investing activities.....     (593,068)     (1,176,221)     (1,062,300)
                                                      -----------     -----------     -----------
Cash flows from financing activities:
  Proceeds from long-term borrowings................      290,932       1,125,145         646,625
  Long-term debt repaid.............................     (360,636)       (260,778)       (268,204)
  Net increase/(decrease) in short-term
     borrowings.....................................      352,324         (78,103)        273,096
  Capital contribution from Ford Holdings...........           --          40,000           5,000
                                                      -----------     -----------     -----------
          Net cash provided by financing
            activities..............................      282,620         826,264         656,517
                                                      -----------     -----------     -----------
Increase/(decrease) in cash and cash equivalents....        9,518           1,707         (14,252)
Cash and cash equivalents at beginning of period....        6,708           5,001          19,253
                                                      -----------     -----------     -----------
Cash and cash equivalents at end of period..........  $    16,226     $     6,708     $     5,001
                                                       ==========      ==========      ==========
Supplemental schedule of cash flow information:
  lnterest paid.....................................  $   227,572     $   356,829     $   153,691
  Income taxes paid.................................           50             250             604
Supplemental schedule of noncash investing and financing activities:
  Accrued interest on notes receivable added to
     principal......................................  $     1,601     $        --     $       565
  Notes receivable transferred to inventory held for
     sale or lease..................................       23,163              --              --
  Fair market value adjustment on available-for-sale
     securities.....................................        5,839              --              --

                See notes to consolidated financial statements.

                    USL CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                                NET UNREALIZED
                                                                GAIN/(LOSS) ON                    TOTAL
                                       COMMON    ADDITIONAL   AVAILABLE-FOR-SALE   RETAINED    SHAREHOLDER'S
                                       STOCK      CAPITAL         SECURITIES       EARNINGS       EQUITY
                                      --------   ----------   ------------------   ---------   ------------
                                                                 (IN THOUSANDS)
Balance at January 1, 1992..........  $      *    $ 476,425                        $  82,425    $  558,850
  Capital contributions.............                  5,000                                          5,000
  Net income........................                                                  56,726        56,726
                                      --------   ----------                        ---------   ------------
Balance at December 31, 1992........         *      481,425                          139,151       620,576
  Capital contributions.............                 40,000                                         40,000
  Net income........................                                                  77,052        77,052
                                      --------   ----------                        ---------   ------------
Balance at December 31, 1993........         *      521,425                          216,203       737,628
  Dividend..........................                                                (100,000)     (100,000)
  Unrealized gain/(loss)
     At January 1, 1994.............                               $   (979)                          (979)
     Net Change.....................                                 (2,581)                        (2,581)
  Net income........................                                                 109,013       109,013
                                      --------   ----------      ----------        ---------   ------------
Balance at December 31, 1994........  $      *    $ 521,425        $ (3,560)       $ 225,216    $  743,081
                                      ========     ========   =============        =========     =========

---------------

* Less than $1,000

                See notes to consolidated financial statements.

                    USL CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include USL Capital Corporation ("Company") and all of its majority-owned subsidiaries. Investments in partnerships and 50%-or-less owned associated companies are accounted for on the equity method. All material intercompany balances and transactions are eliminated. Certain amounts have been reclassified to conform to the 1994 presentation.

     Cash and Cash Equivalents -- Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Outstanding checks ($25,859,000 at December 31, 1994 and $21,582,000 at December 31, 1993) are reclassified to Accounts Payable. For Cash and Cash Equivalents, the carrying amount is stated at fair value.

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

     Leveraged Leases -- Leveraged lease assets acquired by the Company are financed primarily through nonrecourse loans from third-party debt participants. These loans are collateralized by the lessee's rental obligations and the leased property. Unearned income is recognized over the lease term at a constant after-tax rate of return on the net investment in the lease in those periods in which the net investment is positive. Unguaranteed estimated residual values are principally based on independent appraisals of the estimated values of the assets remaining at the expiration of the lease.

     Investment in Securities -- The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. The cumulative effect of this change in accounting principle was not material. Investments in securities consist principally of debt securities (preferred stock, corporate and Municipal bonds) which are reported as held-to-maturity and recorded at amortized cost, net of a provision for losses that is sufficient to cover estimated uncollectibles, because the Company has the ability and intent to hold such securities until maturity. Securities classified as available-for-sale are recorded net of the unrealized holding gain/loss which is excluded from earnings and reported as a separate component of Shareholder's Equity, net of related deferred taxes. Equity securities which do not have readily determinable fair values are recorded at cost. Prior to the adoption of SFAS 115, investments in securities were recorded at amortized cost because the Company had the ability to hold such securities until maturity and had this intention. See Notes 6 and 15 for additional information on the fair value of securities.

     Goodwill -- Goodwill, arising principally from the acquisition by Ford, is being amortized on the straight-line method over 40 years (1994, $5,643,000; 1993, $5,643,000; 1992, $5,643,000).

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

     Derivatives -- Derivatives consist principally of interest rate swap and interest rate cap agreements used to manage the Company's interest rate risk. Interest differentials paid or received under interest rate swap agreements are recognized as an adjustment to interest expense over the life of the agreements. Premiums paid for interest rate caps are included with long-term debt and are amortized to interest expense on a straight-line basis over the terms of the related agreements.

NOTE 2 -- INVESTMENT IN FINANCE LEASES

                                                            DECEMBER 31,     DECEMBER 31,
                                                                1994             1993
                                                            ------------     ------------
                                                                  (IN THOUSANDS)
        Receivable in installments........................   $3,276,655      $  3,264,170
        Residual value....................................      303,416           297,139
        Allowance for doubtful accounts...................      (27,805)          (28,768)
        Unearned lease income.............................   (1,137,730)       (1,191,499)
        Deferred initial direct costs.....................       20,893            23,020
                                                            ------------     ------------
        Net investment....................................   $2,435,429      $  2,364,062
                                                             ==========        ==========

     Finance lease receivables at December 31, 1994 are due in installments as follows (in thousands): 1995, $794,667; 1996, $603,716; 1997, $316,244; 1998,
$219,866; 1999, $160,754 and thereafter, $1,181,408. Receivables of $9.7 million serve as collateral to long-term debt.

     In December 1991, U.S. Fleet Financing, Inc. ("USFF"), a wholly owned subsidiary of the Company, sold a portfolio of finance leases for proceeds of $211.5 million. During 1992, 1993 and 1994, additional leases were sold for proceeds of $79.9 million, $103.0 million and $67.6 million, respectively, to replace the run-off of principal in the leases initially securitized. The sale agreement provides recourse to the assets of USFF, $24.8 million at December 31, 1994, for any uncollectible receivables in the portfolio. USFF is a separate entity from its parent company, USL Capital Corporation, and its assets will be available first and foremost to satisfy the claims of its creditors. An allowance of $559,000 has been provided on the books of USFF for estimated losses on the sold receivables. The agreement provides that the Company will service the lease receivables for the purchaser. At December 31, 1994, $124.3 million of net investment in the leases serviced by the Company was outstanding.

     In April 1992, the Company sold a portfolio of municipal finance leases for proceeds of $95.1 million. The sale agreement provides the buyers with limited recourse against the Company, $2.0 million at December 31, 1994, for any uncollectible receivables in the portfolio. The agreement provides that the Company will service the lease receivables for the purchaser. At December 31, 1994, $7.8 million of net investment in the leases serviced by the Company was outstanding.

NOTE 3 -- INVESTMENT IN OPERATING LEASES

                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1994             1993
                                                             ------------     ------------
                                                                    (IN THOUSANDS)
        Equipment cost:
          Automotive.......................................   $  131,363       $  155,600
          EDP, peripheral and word processing..............      105,310          139,972
          Copiers..........................................      187,120          151,886
          Rail.............................................      476,255          463,395
          Aircraft.........................................       51,668           46,420
          Office furniture.................................       23,006           24,440
          Manufacturing and industrial equipment...........       55,229           24,423
          Other............................................       46,997           34,644
                                                              ----------       ----------
          Total equipment cost.............................    1,076,948        1,040,780
        Accumulated depreciation...........................     (369,760)        (352,516)
        Rentals receivable.................................        8,839            9,757
        Allowance for doubtful accounts....................       (4,425)          (3,284)
                                                              ----------       ----------
        Net investment.....................................   $  711,602       $  694,737
                                                              ==========       ==========

     Initial lease terms of rental equipment range from one month to 9.3 years. Future minimum rentals on operating leases at December 31, 1994 are due in installments as follows (in thousands): 1995, $153,544; 1996, $97,757; 1997,
$54,352; 1998, $25,664; 1999, $23,266, and thereafter, $4,506.

     Minimum future rentals do not include contingent rentals that may be received under certain railcar leases, because of use in excess of specified amounts. Contingent rentals (in thousands) received were $9,697 in 1994, $8,170 in 1993, and $2,454 in 1992. The increase in 1994 and 1993 is the result of the large expansion of the Rail Services fleet (see Item 1. Business "Business Units").

NOTE 4 -- INVESTMENT IN LEVERAGED LEASES

                                                            DECEMBER 31,      DECEMBER 31,
                                                                1994              1993
                                                            -------------     -------------
                                                                    (IN THOUSANDS)
        Rentals receivable (net of principal and interest
          on nonrecourse debt)............................    $ 276,921         $ 259,243
        Estimated residual values.........................      197,149            69,837
        Allowance for doubtful accounts...................       (2,354)           (1,661)
        Unearned income...................................     (205,773)         (137,331)
        Deferred initial direct costs.....................          449               414
                                                              ---------         ---------
        Investment in leveraged leases....................      266,392           190,502
        Less deferred income taxes arising from leveraged
          leases..........................................      (69,677)          (23,571)
                                                              ---------         ---------
        Net investment....................................    $ 196,715         $ 166,931
                                                              =========         =========

     A summary of the components of income from leveraged leases was as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                                1994              1993
                                                               -------           -------
                                                                    (IN THOUSANDS)
        Income before taxes on income.....................     $18,800           $ 6,898
        Taxes on income...................................       7,338             2,692
                                                               -------           -------
        Income from leveraged leases......................     $11,462           $ 4,206
                                                               =======           =======

NOTE 5 -- NOTES RECEIVABLE

                                                            DECEMBER 31,      DECEMBER 31,
                                                                1994              1993
                                                            -------------     -------------
                                                                    (IN THOUSANDS)
        Principal.........................................    $ 828,111         $ 731,641
        Interest receivable...............................        9,841             1,898
        Deferred loan origination costs...................        1,255               906
        Allowance for doubtful accounts...................      (14,588)          (13,188)
                                                            -------------     -------------
        Net...............................................    $ 824,619         $ 721,257
                                                             ==========        ==========

     At December 31, 1994, $663.5 million of principal was collateralized by equipment, real estate, and other assets. Included in notes receivable (in thousands) at December 31, 1994 was principal of $205,322 with fixed interest rates and $622,789 with variable interest rates. The weighted average interest rate at December 31, 1994 was 10.1%. Notes receivable are due in subsequent years as follows (in thousands): 1995, $121,088; 1996, $82,434; 1997, $89,144;
1998, $151,147; 1999, $175,921; and thereafter, $208,377.

NOTE 6 -- INVESTMENT IN SECURITIES

     Investments in securities at December 31, 1994 were as follows:

                                                      GROSS          GROSS
                                      AMORTIZED     UNREALIZED     UNREALIZED       FAIR          BOOK
                                        COST          GAINS          LOSSES         VALUE         VALUE
                                      ---------     ----------     ----------     ---------     ---------
                                                                (IN THOUSANDS)
Available-for-Sale Securities
  Preferred Stock...................  $  69,636      $    770       $  6,609      $  63,797     $  63,797
  Common Stock......................        755             0              0            755           755
  Debt Securities...................      5,270             0              0          5,270         5,270
                                      ---------     ----------     ----------     ---------     ---------
  Total available-for-sale
     securities.....................     75,661           770          6,609         69,822        69,822
                                      ---------     ----------     ----------     ---------     ---------
Held-to-Maturity Securities
  Preferred Stock...................    536,180         3,922         31,123        508,979       536,180
  Corporate Bonds...................     31,215             0              0         31,215        31,215
  Debt Securities...................     54,958         1,073          2,676         53,355        54,958
                                      ---------     ----------     ----------     ---------     ---------
  Total held-to-maturity
     securities.....................    622,353         4,995         33,799        593,549       622,353
                                      ---------     ----------     ----------     ---------
  Allowance for doubtful accounts...                                                               (9,013)
                                                                                                ---------
  Total held-to-maturity securities
     (net)..........................                                                              613,340
                                                                                                ---------
Equity securities not practicable to
  fair value........................     17,193             0              0         17,193        17,193
                                      ---------     ----------     ----------     ---------     ---------
Total Investments in Securities.....  $ 715,207      $  5,765       $ 40,408      $ 680,564     $ 700,355
                                       ========      ========       ========       ========      ========

     The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, 1994, by contractual maturity, were as follows:

                                                     AVAILABLE-FOR-SALE           HELD-TO-MATURITY
                                                  ------------------------     -----------------------
                                                  AMORTIZED        FAIR        AMORTIZED       FAIR
                                                    COST          VALUE          COST          VALUE
                                                  ---------     ----------     ---------     ---------
                                                                     (IN THOUSANDS)
Due in one year or less.........................   $   755       $    755      $  26,786     $  25,789
Due after one year through five years...........     8,509          6,704         34,935        34,811
Due after five years through ten years..........     3,098          2,593        220,512       212,625
Due after ten years.............................    63,299         59,770        340,120       320,324
                                                  ---------     ----------     ---------     ---------
     Total......................................   $75,661       $ 69,822      $ 622,353     $ 593,549
                                                   =======       ========       ========      ========

     Expected maturities of debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

     Proceeds from the sale of available-for-sale securities were $5.1 million in 1994, with a realized gain of $0.1 million. The net unrealized gain/(loss) net of tax included in shareholder's equity was $(3.6) million at December 31, 1994.

     Investments in securities at December 31, 1993 were as follows:

                                                              GROSS          GROSS
                                              AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                                COST          GAINS          LOSSES        VALUE
                                              ---------     ----------     ----------     --------
                                                                 (IN THOUSANDS)
    Preferred Stock.........................  $ 476,235      $ 12,881        $6,582       $482,534
    Common Stock............................      1,122         2,645           220          3,547
    Debt Securities.........................     82,408         2,962         1,522         83,848
    Other Equity Securities.................     10,736             0             0         10,736
                                              ---------     ----------     ----------     --------
    Total Securities........................    570,501      $ 18,488        $8,324       $580,665
                                                             ========      ========       ========
    Allowance for doubtful accounts.........     (7,628)
                                              ---------
    Net Investment..........................  $ 562,873
                                               ========

     Proceeds from the sale of investments in debt securities (in thousands) were $58,251 in 1993, and $44,253 in 1992. The resulting gains (in thousands) were $4,888 and $2,195, respectively.

NOTE 7 -- SHORT-TERM NOTES PAYABLE

     Short-term notes payable consist entirely of commercial paper. Average interest rates, after giving effect to interest rate exchange agreements, on commercial paper outstanding at December 31, 1994 and 1993 were 6.2% and 4.6% respectively. The interest rate exchange agreements, which expire through 2005, had the effect of fixing interest rates on $364.2 million of debt at December 31, 1994 and $292.1 million of debt at December 31, 1993. The balance outstanding at December 31, 1994 had an average maturity of 17 days. The Company has committed credit lines, wherein it may borrow up to $1.4 billion at floating rates which approximate prime. A commitment fee of .08% to .1875% is paid on the unused portion of these credit lines. These lines contain certain provisions related to (a) continuing Ford ownership; (b) limitations on liens; and (c) limitations on activities and indebtedness of subsidiaries. There were no borrowings outstanding on these lines at December 31, 1994.

NOTE 8 -- LONG-TERM DEBT

                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1994             1993
                                                             ------------     ------------
                                                                    (IN THOUSANDS)
        Collateralized:
          6.3% due through 1995............................   $    9,719
          6.3% to 8.3% due through 1994....................                    $    6,957
        Senior:
          0.0% to 9.9% due through 2011....................    2,468,828
          3.3% to 9.9% due through 2011....................                     2,541,293
                                                             ------------     ------------
                  Total....................................   $2,478,547       $2,548,250
                                                              ==========       ==========

     Payments required on long-term debt are (in thousands): 1995, $357,884; 1996, $564,310; 1997, $222,351; 1998, $192,393; 1999, $165,668; and thereafter,
$975,941. Average interest rates on collateralized and senior debt outstanding at December 31, 1994 were 6.3% and 7.0%, respectively.

     Included in long-term debt (in thousands) at December 31, 1994 were obligations of $1,776,828 with fixed interest rates and $701,719 with variable interest rates. The Company has entered into agreements to manage exposures to fluctuations in interest rates, primarily interest rate swap agreements. These agreements decreased the overall weighted average interest rate to 6.9%, compared with 7.0% excluding these agreements, and effectively decreased the obligations subject to variable interest rates (in thousands) to $419,719.

NOTE 9 -- TAXES ON INCOME

     The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109. The adoption of SFAS No. 109 at the beginning of 1992 had no effect on net income in that year.

     The provision for taxes on income includes:

                                                          YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1994         1993         1992
                                                     --------     --------     --------
                                                               (IN THOUSANDS)
        Deferred:
          United States............................  $ 94,674     $ 95,891     $ 60,484
          State....................................    18,107       16,828       (3,211)
          Foreign..................................        --           --           --
                                                     --------     --------     --------
             Total deferred........................   112,781      112,719       57,273
                                                     --------     --------     --------
        Current:
          United States............................   (54,178)     (58,858)     (37,682)
          State....................................    (8,018)      (8,927)       7,216
          Foreign..................................       188          185          516
                                                     --------     --------     --------
                  Total current....................   (62,008)     (67,600)     (29,950)
                                                     --------     --------     --------
                  Total............................  $ 50,773     $ 45,119     $ 27,323
                                                     ========     ========     ========
        Shown as:
          Taxes on income..........................  $ 50,773     $ 45,119     $ 29,228
          Cumulative effect of accounting change...        --           --       (1,905)
                                                     --------     --------     --------
                                                     $ 50,773     $ 45,119     $ 27,323
                                                     ========     ========     ========

     Deferred income taxes reflect the estimated future tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities were as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1994         1993         1992
                                                     --------     --------     --------
                                                               (IN THOUSANDS)
        Deferred tax liability
          Leasing transactions.....................  $450,327     $293,501     $175,655
          Notes payable............................    45,137       62,316       67,925
          Other....................................     6,933        5,436        1,974
                                                     --------     --------     --------
                                                      502,397      361,253      245,554
                                                     --------     --------     --------
        Deferred tax asset
          Allowance for credit losses..............    37,011       17,290       15,316
          Employee benefit plans...................     8,861        6,802        7,798
          State net operating loss carry
             forwards..............................    29,944       21,773       12,887
          Other....................................     2,280          883          378
                                                     --------     --------     --------
                                                       78,096       46,748       36,379
                                                     --------     --------     --------
        Net deferred taxes.........................  $424,301     $314,505     $209,175
                                                     ========     ========     ========

     State net operating loss carry forwards will be recovered in future periods as an offset to future state tax liabilities in accordance with the Company's tax sharing agreement with Ford Holdings.

     The provision for taxes on income differs from the normal statutory rate for the following reasons:

                                                                        YEARS ENDED
                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                   1994     1993     1992
                                                                   ----     ----     ----
      Normal U.S. tax rate.......................................  35.0%    35.0%    34.0%
      State taxes, less U.S. tax benefit.........................   4.1      4.4      3.9
      Goodwill...................................................   1.2      1.6      2.2
      Rate adjustment on U.S. deferred taxes.....................    --      4.6       --
      Income taxed at reduced rates:
        Foreign sales corporations...............................  (1.9)    (2.2)    (2.2)
        Dividends received deduction.............................  (5.8)    (5.6)    (4.7)
        Government obligations...................................  (0.9)    (0.9)    (0.6)
      Other -- net...............................................   0.1       --      0.2
                                                                   ----     ----     ----
      Provision for taxes........................................  31.8%    36.9%    32.8%
                                                                   ====     ====     ====

     The deferred tax assets and liabilities were restated effective January 1, 1993 to reflect the increase of the U.S. corporate tax rate to 35% from 34%, resulting in additional tax provision in 1993 of $5.6 million.

     At December 31, 1994, investment tax credit carry forwards of approximately $600,000 are available to reduce future federal income tax liabilities and expire between 1997 and 1999 if not utilized.

     Federal income taxes receivable from/(payable to) Ford Holdings (in thousands) were: $5,573 at December 31, 1994 and $(15,466) at December 31, 1993.

NOTE 10 -- COMMITMENTS

     The Company leases office facilities and equipment under operating leases. The equipment leased by the Company is for sublease to end-user lessees under operating leases of various terms. New leases are arranged when the equipment is returned to the Company. Rental expense (in thousands) for all operating leases was $9,423 in 1994, $11,574 in 1993, and $12,626 in 1992; and sublease income was $5,403, $6,129, and $6,169, respectively. Future minimum rentals (excluding executory costs) and related sublease income under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 1994 are:

                                                       OFFICE        RENTAL       SUBLEASE       NET
                                                     FACILITIES     EQUIPMENT      INCOME      RENTALS
                                                     ----------     ---------     --------     -------
                                                                      (IN THOUSANDS)
1995...............................................   $   2,921      $ 4,383      $  4,514     $ 2,790
1996...............................................       2,672        4,388         2,965       4,095
1997...............................................       2,602        3,955         1,994       4,563
1998...............................................       2,508        3,955         1,470       4,993
1999...............................................       1,853        2,418           612       3,659
Thereafter.........................................       5,252           --            --       5,252
                                                     ----------     ---------     --------     -------
          Total....................................   $  17,808      $19,099      $ 11,555     $25,352
                                                        =======     ========       =======     =======

NOTE 11 -- PENSIONS

     The Company sponsors a defined contribution retirement plan comprising a profit sharing part and a deferred compensation matching contribution part which covers substantially all of its employees. The combined contribution for profit sharing and deferred compensation match is limited to 10 percent of a participant's qualified earnings. Under the profit sharing part, contributions are determined as 6.9 percent of each covered participant's qualified earnings, plus an additional 5.7 percent of earnings above the Social Security maximum taxable amount. Profit sharing cost represents contributions minus forfeited amounts of terminated participants. Under the deferred compensation part, contributions (cost) are determined for eligible participants as 75 cents per dollar of deferred compensation for the first 3 percent of compensation plus 25 cents per dollar for the next 3 percent, up to 6 percent of compensation. The total cost of the retirement plan (in thousands) amounted to $2,750 in 1994, $3,500 in 1993, and $3,700 in 1992.

NOTE 12 -- TRANSACTIONS WITH AFFILIATED COMPANIES

     The Company provides administrative services for Ford Credit and other Ford affiliates, for which the Company is reimbursed. Ford also provides administrative services to the Company, for which Ford is reimbursed. The Company believes that these arrangements, which are not covered by any formal agreement between the Company, Ford Credit and Ford or its affiliates, are mutually beneficial. Assessments for services by the Company to Ford Credit and other affiliates were (in thousands): 1994, $8,766; 1993, $12,423; 1992,
$11,781; and assessments by Ford to the Company were $1,900, $2,280, and $2,776, respectively.

     In 1989, the Company leased office space from Ford Motor Land Development Corporation, a subsidiary of Ford. The lease, with a term of five years which expired in July 1994, was classified as an operating lease. Rent expense (in thousands) amounted to $471 in 1994, $701 in 1993, and $731 in 1992. Beginning in 1991, a portion of the leased office space was subleased to several divisions of Ford Motor Company. Sublease income, which included amounts for leasehold improvements and furniture and fixtures, (in thousands) amounted to $529 in 1994, $1,013 in 1993, and $716 in 1992.

     In 1992, the Company purchased equipment and the remaining payments under an existing operating lease agreement due from Ford. The revenue earned during the remaining operating lease term in 1992 amounted to $8.1 million. The corresponding depreciation of the asset during the period was $7.5 million. In December 1992, the lease with Ford was renewed with upgraded equipment, purchased for $28.2 million, and classified as a finance lease with an initial lease term of 42 months. The revenue earned under the finance lease was $1.6 million in 1994, $2.2 million in 1993 and $198,000 in 1992.

     A 1991 agreement with Ford provides for payments by Ford to the Company of broker fees for the negotiation and arrangement of leases for Ford. Such fees (in thousands) were $1,325 in 1994, $2,546 in 1993, and $1,514 in 1992.

     The Company receives fees for the management of railcars for Ford Credit. Such fees (in thousands) were $515 in 1994, $294 in 1993, and $145 in 1992.

     In 1994, the Company declared a dividend, effective December 31, 1994, in the amount of $100 million, which was paid to Ford Holdings in January 1995. The accrued dividend is included in the Payable to Ford and Affiliates caption on the December 31, 1994 Consolidated Balance Sheet. In 1993 and 1992, Ford Holdings made capital contributions to the Company of $40 million and $5 million, respectively.

     The Company acts as general partner to a limited partnership, in which it has a 23% equity interest. In accordance with the limited partnership agreements, the Company receives fees and other compensation for services provided. Such amounts earned were as follows (in thousands): 1994, $800; 1993, $774; and 1992, $770. Equity income from the partnership, included in consolidated revenues, was as follows (in thousands): 1994, $1,452; 1993, $1,396; and 1992, $1,297.

NOTE 13 -- DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has entered into arrangements to manage exposure to fluctuations in interest rates. It is the objective of the Company to optimize its borrowing costs while maintaining stable interest rate margins through term matching assets with debt of similar maturities. These arrangements primarily include interest rate swap and interest rate cap agreements. Under interest rate cap agreements, the Company pays a premium for the right to receive interest in excess of the capped rates. Interest rate swap agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The agreements generally mature at the time the related debt matures. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense over the life of the agreements. Notional amounts are used to express the volume of interest rate swap agreements. The notional amounts do not represent cash flows and are not subject to risk of loss. In the unlikely event that a counterparty fails to meet the terms of an interest rate swap agreement, the Company's exposure is the termination value of the contracts.

     The following table summarizes the interest rate contracts that the Company uses to manage its interest rate risk:

                                                     DECEMBER 31, 1994             DECEMBER 31, 1993
                                                 -------------------------     -------------------------
                                                 NOTIONAL      TERMINATION     NOTIONAL      TERMINATION
                                                 PRINCIPAL        VALUE        PRINCIPAL        VALUE
                                                 ---------     -----------     ---------     -----------
                                                                      (IN MILLIONS)
Interest Rate Swaps -- Net Receivable
  Position.....................................  $   890.4       $  20.7       $   629.9       $  45.3
Interest Rate Swaps -- Net Payable Position....    1,058.0         (20.1)        1,313.0         (43.6)
Interest Rate Caps.............................       34.8           0.9            59.4           0.0

NOTE 14 -- OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company has issued financial guarantees in support of lines of credit and lease/sublease transactions entered into by an affiliate of Ford. This affiliate, located in Australia, was previously a subsidiary of the Company, which retains management responsibility for its operations. The lines of credit have various expiration dates through 1995, and the sublease transactions extend through 1995. At December 31, 1994, the financial guarantees issued totaled $31 million, and the outstanding balance subject to such guarantees was $26 million. (See Item 1. Business "Management of Foreign Affiliates".)

     Additionally, under several of the Company's domestic lease transactions, it guaranteed under certain conditions that the lessor or lender will receive additional rents of specified amounts after the original lease terms expire. The expiration dates are between 1996 and 2001. At December 31, 1994, such guarantees totaled $17 million. The Company has not provided collateral or other security to support financial instruments with credit risk.

     At December 31, 1994, the Company had committed to purchase railcars in the amount of $88 million, to be included in its operating lease inventory in 1995.

     The Company has also entered into several commitment agreements with third parties contemplating possible first mortgage loans and equipment leases. The interest rates on the first mortgage loan commitments represent a spread over average prime or Libor and they have various expiration dates through 1999. At December 31, 1994, such commitments totaled approximately $121 million.

     The Company has entered into other revolving loan commitments which contain potential risk of loss. Neither the face amounts of these commitments, their fair value, nor the potential risk of loss was considered to be significant at December 31, 1994.

NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1994 and December 31, 1993. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                        1994                        1993
                                              -------------------------   -------------------------
                                               CARRYING        FAIR        CARRYING        FAIR
                                                AMOUNT         VALUE        AMOUNT         VALUE
                                              -----------   -----------   -----------   -----------
                                                                 (IN THOUSANDS)
Notes receivable (Note 5)...................  $   824,619   $   837,824   $   721,257   $   727,400
Investment securities (Note 6)..............      700,355       680,564       562,873       580,665
Short-term notes payable (Note 7)...........   (1,337,601)   (1,337,601)     (985,277)     (985,277)
Long-term debt (Note 8).....................   (2,478,547)   (2,383,014)   (2,548,250)   (2,451,000)
Derivatives relating to debt (Note 13)
  Interest rate swaps -- net rec.
     position...............................          N/A        20,700           N/A        45,300
  Interest rate swaps -- net pay position...          N/A       (20,100)          N/A       (43,600)
  Interest rate caps........................          N/A           900           N/A             0
Guarantees and commitments (Note 14)........          N/A           209           N/A            95

     The carrying amounts presented in the table are included in the consolidated balance sheets under the indicated captions, and are net of any applicable allowance for doubtful accounts.

     The following notes summarize the major methods and assumption used in estimating the fair values of financial instruments:

          NOTES RECEIVABLE are estimated by either discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, or dealer quotes.

          INVESTMENT SECURITIES are estimated primarily by market and dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Debt securities are also valued using the discounted future cash flows based upon current rates of similar debt instruments traded, when a market quote of a similar investment is not available.

          SHORT-TERM NOTES PAYABLE are estimated at their carrying amount because of the short maturity of these instruments.

          LONG-TERM DEBT is estimated by discounting the future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities. It is the Company's policy to follow a strategy of match funding all financing, and as such, the Company believes that the change in the fair market value of its debt would be offset by a corresponding increase in the estimated fair value of its investment in leases.

          DERIVATIVES are estimated as the amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current market interest rates and corresponding borrowing spreads.

          FINANCIAL GUARANTEES are estimated as the amount that the Company would need to pay an independent third party to assume responsibility for the guarantees. Based upon an assessment that the probability of performance under each guarantee is remote, the Company believes that such amounts are insignificant.

          LOAN COMMITMENTS are estimated at the amount of the commitment, in that the financing rates associated with the various commitments float until funding.

NOTE 16 -- CONCENTRATIONS OF CREDIT RISK

     The Company controls its credit risk through credit standards, limits on exposure, and monitoring the financial condition of other parties. The lease, note and investment portfolios are well diversified, consisting of more than 35 industries.

     A significant portion of the Company's business activity is with customers and businesses located in California. As of December 31, 1994, the Company's net finance and operating leases, notes receivable and investments in California totaled approximately $627 million. There were no other significant regional, industrial or group concentrations at December 31, 1994.

     The Company generally requires the leased asset to serve as collateral for the lease. The collateral consists principally of autos, computers and peripherals, office furnishings, copiers, railcars and aircraft. Notes receivable are collateralized by first mortgages on real estate or equipment. Investments are not collateralized.

NOTE 17 -- POSTRETIREMENT BENEFITS

     The Company sponsors defined benefit postretirement health care plans that provide medical and life insurance coverage to retirees and their dependents. The cost of retiree and dependent medical coverage is shared between the Company and the retiree. The life insurance plan is noncontributory. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's past practice. The Company defines a maximum amount (or "cap") that it will contribute toward the health benefits of each retiree. This cap is re-determined annually, and is based on the individual retiree's number of dependents. The Company has a history of increasing this cap. Over the last seven years the aggregate increase in the cap approximates the average increase in the underlying premium costs of the program. This valuation assumed that in future years the Company will continue to increase the cap at the average rate of increase of the underlying cost of the retiree benefit program. However, benefits and eligibility rules may be modified by the Company from time to time.

     The following table sets forth the plans' combined funded status reconciled with the amount shown in the Company's statement of financial position at December 31:

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION:

                                                                    1994        1993
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Retirees.................................................  $(2,425)    $(2,167)
        Fully eligible plan participants.........................     (462)       (572)
        Other active plan participants...........................   (2,677)     (3,119)
                                                                   -------     -------
                                                                    (5,564)     (5,858)
        Plan assets at fair value................................        0           0
                                                                   -------     -------
        Accumulated postretirement benefit obligation in excess
          of plan assets.........................................   (5,564)     (5,858)
        Unrecognized net (gain)/loss from past experience
          different from that assumed and from changes in
          assumptions............................................   (1,688)       (694)
                                                                   -------     -------
        (Accrued)/prepaid postretirement benefit cost............  $(7,252)    $(6,552)
                                                                   =======     =======

The Company's postretirement plans are underfunded; the accumulated postretirement benefit obligation and plan assets for the plan at December 31, 1994 (in thousands) are $5,564 and $0, respectively.

NET PERIODIC POSTRETIREMENT BENEFIT COST INCLUDED THE FOLLOWING COMPONENTS:

                                                                    1994        1993
                                                                   -------     -------
                                                                   (IN THOUSANDS)
        Service cost -- benefits attributed to service during the
          period.................................................  $   460     $   429
        Interest cost on accumulated postretirement benefit
          obligation.............................................      426         484
        Net amortization and deferral............................       (6)          0
                                                                   -------     -------
        Net periodic postretirement benefit cost.................  $   880     $   913
                                                                   =======     =======
        Assumption: Discount rate at year-end....................    8.75%       7.50%

     For measurement purposes, 9 percent and 7.5 percent annual rates of increase in the per capita cost of postretirement medical benefits were assumed for 1994 for the under age 65 indemnity and HMO and over age 65 indemnity plans, respectively; the rates were assumed to decrease gradually to 5.5 percent for 2006 and remain at that level thereafter. The comparable rates assumed for 1993 were 12 percent and 8 percent for the under age 65 indemnity and HMO and over age 65 indemnity plans, respectively. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $865,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $166,000.

                                                                     SCHEDULE II

                USL CAPITAL CORPORATION AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

              COLUMN A                  COLUMN B              COLUMN C             COLUMN D       COLUMN E
------------------------------------  ------------     ---------------------     ------------     --------
                                                             ADDITIONS
                                                             CHARGED TO                            BALANCE
                                        BALANCE        ---------------------                       AT END
                                      AT BEGINNING     COST AND      OTHER                           OF
           CLASSIFICATION              OF PERIOD       EXPENSE      ACCOUNTS     (DEDUCTIONS)      PERIOD
------------------------------------  ------------     --------     --------     ------------     --------
                                                                 (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1994
Allowance for Doubtful Accounts.....    $ 54,529       $  8,296                     $4,635(1)     $58,190
Allowance for Losses(3).............         990                                        85(1)         905
Allowance for Residual
  Valuation(4)......................           0          2,680                                     2,680

YEAR ENDED DECEMBER 31, 1993
Allowance for Doubtful Accounts.....    $ 39,888       $ 24,454                     $9,813(1)     $54,529
Allowance for Losses(3).............         359            298       $384(2)           51(1)         990

YEAR ENDED DECEMBER 31, 1992
Allowance for Doubtful Accounts.....    $ 29,799       $ 19,375       $163(5)       $9,449(1)     $39,888
Allowance for Losses(3).............       1,182             64                        887(1)         359
Allowance for Residual
  Valuation(4)......................         210                                       210(1)           0

---------------
(1) Write-offs, net of recoveries.

(2) Reclassification

(3) Principally included in "Other receivables" caption on the balance sheet.

(4) Included in "Residual value" caption on the balance sheet, the purpose for which relates to equipment casualties and lessee defaults.

(5) Represents balance of purchased portfolio.

                                 EXHIBITS INDEX

                                                                                         PAGE
                                                                                         -----
   (3)A.    Copy of the Certificate of Incorporation of United States Leasing
            International, Inc., a Delaware Corporation filed with the Secretary of
            State of the State of Delaware on August 15, 1986 and filed as Exhibit
            3(A), to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1993 is incorporated herein by this reference.................    *
      B.    Copy of the Agreement of Merger pursuant to which United States Leasing
            International, Inc., a California corporation, merged into United States
            Leasing International, Inc., a Delaware corporation filed with the
            Secretary of State of the State of Delaware on October 27, 1986 and filed as Exhibit 3(B), to the Company's Annual Report on Form 10-K for the year
            ended December 31, 1993 is incorporated hereby by this reference...........    *
      C.    Copy of the Certificate of Amendment of Certificate of Incorporation of
            United States Leasing International, Inc., pursuant to which United States
            Leasing International, Inc. changed its name to USL Capital Corporation filed with the Secretary of State of the State of Delaware on November 12,
            1993 and filed as Exhibit 3(C), to the Company's Annual Report on Form 10-K
            for the year ended December 31, 1993 is incorporated herein by this
            reference..................................................................    *
      D.    Copy of Bylaws, as amended, through January 13, 1992, filed as Exhibit
            (3)D, to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1991 is incorporate herein by this reference..................    *
   (4)A.    Copy of Indenture dated as of January 15, 1986, between the Company and The
            Chase Manhattan Bank (National Association), Trustee, including forms of
            Debt Security and Medium Term Note, filed as Exhibit (4)A, to the Company's
            Annual Report on Form 10-K for the year ended December 31, 1991 is
            incorporated herein by this reference......................................    *
      B.    Copy of Supplemental Indenture dated as of October 27, 1986, between the
            Company and The Chase Manhattan Bank (National Association), Trustee, filed as Exhibit (4)B, to the Company's Annual Report on Form 10-K for the year
            ended December 31, 1993, is incorporated herein by this reference..........    *
      C.    Copy of Second Supplemental Indenture dated as of December 1, 1988 to
            Indenture dated as of January 15, 1986, between the Company and The Chase
            Manhattan Bank (National Association), Trustee, filed as Exhibit (4)C, to the Company's Annual Report on Form 10-K for the year ended December 31,
            1993, is incorporated herein by this reference.............................    *
      D.    Copy of Indenture dated as of July 1, 1991, between the Company and The
            First National Bank of Chicago, Trustee, including forms of Debt Security and Medium Term Note, filed on July 15, 1991 as Exhibits 4.1, 4.2, 4.3 respectively, to the Company's Registration Statement on Form S-3 (File No.
            33-4165) is incorporated herein by this reference..........................    *
      E.    Copy of the Indenture dated as of November 15, 1994, between the Company and The Chase Manhattan Bank (National Association), Trustee, including forms of Debt Security and Medium Term Note, filed on December 13, 1994 as
            Exhibits 4.1, 4.2 and 4.3 respectively, to the Company's Registration
            Statement on Form S-3 (File No. 33-56839) is incorporated herein by this
            reference..................................................................    *

                                                                                         PAGE
                                                                                         -----
  (10)A.    Copy of Asset Purchase Agreement among USLI Fleet Financing, Inc., Asset
            Securitization Cooperative Corporation, Canadian Imperial Bank of Commerce
            and United States Leasing International, Inc., dated as of December 23,
            1991, filed as Exhibit 10(A), to the Company's Annual Report on Form 10-K
            for the year ended December 31, 1991 is incorporated herein by this
            reference..................................................................    *
      B.    Copy of Purchase Agreement between United States Leasing International,
            Inc. and USLI Fleet Financing, Inc., dated as of December 23, 1991, filed as Exhibit 10(B), to the Company's Annual Report on Form 10-K for the year
            ended December 31, 1991 is incorporated herein by this reference...........    *
      C.    Copies of the First and Second Amendments to Asset Purchase Agreement among
            USLI Fleet Financing, Inc., Asset Securitization Cooperative Corporation,
            Canadian Imperial Bank of Commerce and United States Leasing International,
            Inc., dated as of December 23, 1991, filed as Exhibit (10)C, to the
            Company's Annual Report on Form 10-K for the year ended December 31, 1993
            is incorporated herein by this reference...................................    *
      D.    First Amendment to Purchase Agreement between United States Leasing
            International, Inc. and USLI Fleet Financing, Inc., dated as of December
            23, 1991, filed as Exhibit (10)D, to the Company's Annual Report on Form
            10-K for the year ended December 31, 1993, is incorporated herein by this
            reference..................................................................    *
      E.    Copy of Lease Purchase Agreement dated as of April 1, 1992, between the
            Company and Ford Motor Credit Company, filed as Exhibit 10(C), to the
            Company's Annual Report on Form 10-K for the year ended December 31, 1992,
            is incorporated herein by this reference...................................    *
    (12)    Computation of Ratio of Earnings to Fixed Charges..........................   40
    (23)    Consent of Independent Public Accountants (with respect to the Company's
            current Registration Statement on Form S-3)................................   41

---------------

* Incorporated by Reference.