Form 10-Q
period 1995-03-31
USL CAPITAL CORP/
filed 1995-05-04
CIK 101679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1995

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



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of May 4, 1995, the Registrant had outstanding 10 shares of Common Stock, all of which were owned by Ford Holdings, Inc.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b), AND IS THEREFORE FILING THIS FORM 10-Q WITH REDUCED DISCLOSURE FORMAT.

                         USL CAPITAL CORPORATION
                        AND SUBSIDIARY COMPANIES








                                   I N D E X


                                                                 Page No.

 Part I - Financial Information:

       Item 1. Financial Statements

              Consolidated Balance Sheets --
               March 31, 1995 and December 31, 1994 ...............3

              Consolidated Statements of Income --
               Three months ended March 31, 1995 and 1994 .........4

              Condensed Consolidated Statements of Cash Flows
               Three months ended March 31, 1995 and 1994 .........5

              Notes to Condensed Consolidated
               Financial Statements ...............................6

       Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations .....7

 Part II - Other Information:

       Item 6. Exhibits and Reports on Form 8-K ..................10
               Signatures ........................................11

                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS


                                                                  (Unaudited)
                                                                   March 31,    December 31,
 (In thousands)                                                        1995        1994
                                                                  -----------    -----------

ASSETS
Cash and equivalents ........................................   $    10,140    $    16,226
Investment in finance leases ................................     2,413,963      2,435,429
Notes receivable ............................................       849,041        824,619
Investment in operating leases ..............................       724,602        711,602
Investment in leveraged leases ..............................       278,810        266,392
Investment in securities ....................................       720,003        700,355
Inventory held for sale or lease ............................        92,550         86,816
Other receivables ...........................................        17,100         18,335
Investment in associated companies ..........................        17,828         17,838
Office facilities at cost less accumulated depreciation .....         8,649          8,772
Goodwill ....................................................       181,934        183,395
Other assets ................................................        21,806         20,439
                                                                 -----------    -----------

    Total assets ............................................   $ 5,336,426    $ 5,290,218
                                                                 ===========    ===========

LIABILITIES
Short-term notes payable ....................................   $ 1,362,466    $ 1,337,601
Accounts payable ............................................        29,938         58,078
Accrued liabilities and lease deposits ......................       120,662        113,847
Payable to Ford and affiliates ..............................        15,868        134,763
Deferred taxes on income ....................................       440,355        424,301
Long-term debt ..............................................     2,597,787      2,478,547
                                                                  ---------      ---------

    Total liabilities .......................................     4,567,076      4,547,137
                                                                  ---------      ---------


COMMITMENTS AND CONTINGENCIES ...............................          --             --

SHAREHOLDER'S EQUITY
Common stock ................................................             *              *
Additional capital ..........................................       521,425        521,425
Net unrealized (loss) on available-for-sale securities               (3,233)        (3,560)
Retained earnings ...........................................       251,158        225,216
                                                                  ---------      ---------

    Total shareholder's equity ..............................       769,350        743,081
                                                                  ---------      ---------

    Total liabilities and shareholder's equity ..............   $ 5,336,426    $ 5,290,218
                                                                ===========    ===========



  *Less than one thousand dollars
- -------------------------------------------------------------------------------------------
See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES


                       CONSOLIDATED STATEMENTS OF INCOME




                                      Three Months Ended
                                           March 31,
 (Unaudited; in thousands)            1995       1994
                                    --------   --------

REVENUES ........................   $155,584   $142,116
                                    --------   --------


EXPENSES
Sales, administrative and general     16,963     16,733
Interest ........................     66,082     52,291
Depreciation -- operating leases      29,329     32,575
Other ...........................      5,062      9,684
                                    --------   --------

Total expenses ..................    117,436    111,283
                                    --------   --------

Income before taxes on income ...     38,148     30,833
Taxes on income .................     12,206      9,794
                                    --------   --------

NET INCOME ......................   $ 25,942   $ 21,039
                                    ========   ========

- -------------------------------------------------------------------------------------------
See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                     Three Months Ended
                                                                         March 31,
 (Unaudited; in thousands)                                           1995        1994
                                                                  ----------    ----------


Net cash flow from operating activities .......................   $   39,121   $   16,055
                                                                  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Recovery of equipment costs and residual interests ............      179,820       163,442
Proceeds from sale of finance receivables .....................         --          37,543
Cost of equipment acquired for lease ..........................     (220,245)     (173,986)
Notes receivable investments ..................................      (46,109)      (13,398)
Collections on notes receivable investments ...................       21,879        12,422
Purchase of held-to-maturity securities .......................       (5,372)      (10,349)
Maturity of held-to-maturity securities .......................        4,611           937
Purchase of available-for-sale securities .....................      (19,966)       (6,420)
Sale and maturity of available-for-sale securities ............        3,147           366
Increase in deferred initial direct costs .....................       (2,257)       (1,784)
Other .........................................................       (4,821)       (3,329)
                                                                   ----------    ----------

Net cash (used in)/provided by investing activities ...........      (89,313)        5,444
                                                                   ----------    ----------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings ............................      278,826         2,766
Long-term debt repaid .........................................     (159,585)      (90,246)
Net increase in short-term borrowings .........................       24,865        70,482
Dividend to parent ............................................     (100,000)            -
                                                                   ----------    ----------

Net cash provided by/(used in) financing activities ...........       44,106       (16,998)
                                                                   ----------    ----------

(Decrease)/increase in cash and equivalents ...................       (6,086)        4,501
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ..................        16,226         6,708
                                                                   ----------   ----------

CASH AND EQUIVALENTS AT END OF PERIOD .........................   $   10,140    $   11,209
                                                                   ==========    ==========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid .................................................   $   49,996    $   40,355
Income taxes paid .............................................           68           158

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Accrued interest on bond accretion and notes receivable added
to principal ..................................................   $    1,057    $       44
Lease equipment transferred to inventory held for sale or lease        1,028            --
Fair market value adjustment on available-for-sale securities            538         1,612


- -------------------------------------------------------------------------------------------
See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 1994 consolidated balance sheet included herein is derived from the audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1994, but does not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the significant accounting policies and notes to consolidated financial statements included in the Form 10-K for the year ended December 31, 1994. Certain amounts have been reclassified to conform to the 1995 presentation.

     The Company is a wholly-owned subsidiary of Ford Holdings, Inc., the common stock of which is owned by Ford Motor Company ("Ford") and Ford Motor Credit Company, a wholly-owned subsidiary of Ford.


2. IMPAIRMENT OF A LOAN

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", effective January 1, 1995. The effect on the Company's financial statements was not material.

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

RESULTS OF OPERATIONS

                 Revenues, Expenses and Operating Profit





                                 Three Months Ended       1995 vs. 1994
                                     March 31,          Increase/(Decrease)
                                 -----------------      -------------------

 (In thousands)                     1995    1994         Amount             %
                                 -------- --------      --------           --

Revenues ...................   $ 155,584   $ 142,116   $  13,468            9%
                               ---------   ---------   ---------           --

Expenses
     Sales, admin. & general      16,963      16,733         230            1
     Interest ..............      66,082      52,291      13,791           26
     Depreciation ..........      29,329      32,575      (3,246)         (10)
     Other expenses ........       5,062       9,684      (4,622)         (48)
                               ---------   ---------   ---------           --

     Total expenses ........     117,436     111,283       6,153            6
                               ---------   ---------   ---------           --

Operating Profit ...........   $  38,148   $  30,833   $   7,315           24%
                                =========   =========   =========     =========


Revenues
     Consolidated revenues increased $13 million or 9% during the first three months of 1995 reflecting a 10% increase in average earning assets.

Expenses
     Total expenses for the first three months of 1995 increased $6 million or 6%, and are discussed below.

     Sales, administrative and general expenses increased $230,000 or 1% in the first three months of 1995. The increase is a result of normal inflationary increases offset in part by cost reduction actions.

     Interest expense increased $14 million or 26% for the three-month period, reflecting an increase during the period in average borrowings from $3.53 billion in 1994 to $3.89 billion in 1995 to finance earning assets and the increase in leverage effected at the end of 1994. In addition, there was an increase in borrowing rates, which averaged 6.8% in the first three months of 1995 compared to 5.9% in the 1994 period.

     Depreciation expense on operating lease equipment decreased $3 million or 10% in the 1995 three-month period, although the average investment in the cost of operating lease equipment increased 4% or $42 million during the period. The reduction in depreciation expense is primarily a result of the increasingly larger percentage of the operating lease portfolio invested in railcars, which have longer useful lives and depreciate more slowly than other operating lease equipment. In addition, the useful life of certain rail cars was extended at the end of 1994, which reduced depreciation expense in the 1995 first quarter approximately $725,000.

     Other expenses decreased $5 million or 48% in the 1995 first three months due in part to a lower provision for losses (see Credit loss experience). In addition, there was a decrease in operating lease expenses of approximately $2 million, primarily as a result of a decline in maintenance expenses incurred by the Rail Services business unit. In the first quarter of 1994, special maintenance costs were incurred for mandated inspections for 1,475 pressure tank cars sold at the end of 1994.


Income before taxes on income
     Based upon the discussion above, operating profit for the first three months of 1995 improved $7 million or 24% compared with the first three months of 1994 results.

Taxes on income
     Income tax expense was 32.0% of income before taxes in the 1995 three-month period compared with 31.8% in the same 1994 period. The slight increase is a result of a decrease in the percentage of income before taxes exempt from Federal taxes.

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

     The table below shows certain information on the Company's allowance for doubtful accounts related to earning assets for the periods indicated:




                                                   Three Months Ended  Twelve Months Ended
                                                         March 31,        December 31,
                                                    1995          1994         1994
                                                   -------      -------      -------


Allowance for doubtful accounts (in millions)
Beginning balance ...........................   $    58       $    55       $    55
Provision ...................................         1             4             8
Charge-offs-net .............................        (1)           (2)           (5)
                                                  -------       -------       -------

Ending balance ..............................   $    58       $    57       $    58
                                                  =======       =======       =======

Percent of earning assets ...................        1.1%          1.2%          1.2%


Total balances of accounts receivable over
    90 days past due at period end (in millions)$     33       $    46       $    37
Percent of earning assets ....................       0.6%          1.0%          0.7%

Total earning assets (in millions)
    Investment in finance leases - net ......   $ 2,414       $ 2,309       $ 2,435
    Investment in operating leases - net ....       725           685           712
    Investment in leveraged leases - net ....       279           188           266
    Notes receivable ........................       849           717           825
    Investment in securities ................       720           582           700
    Inventory held for sale or lease ........        92            58            87
    Investment in associated companies ......        18            18            18
                                                 -------       -------       -------

    Total ...................................   $ 5,097       $ 4,557       $ 5,043
                                                 =======       =======       =======


    During the first quarter of 1995, accounts receivable over 90 days past due decreased $4 million, because of reductions in accounts receivable over 90 days past due in the Transportation and Industrial Financing unit. Additions to the allowance for doubtful accounts decreased $3 million when compared to the first quarter of 1994, primarily as a result of management's evaluation of the adequacy of the loss reserve as well as decreased write-offs.

Earning assets by business unit

     The table below summarizes the earning assets by business unit as a percentage of the total.


                                           March 31,    December 31,
                                          -----------   ------------


                                          1995    1994      1994
                                          ---      ---      ---

Business Equipment Financing ..........    25%      30%      27%
Transportation and Industrial Financing    24       24       25
Fleet Services ........................    12       10       11
Municipal and Corporate Financing .....    19       17       18
Real Estate Financing .................     9       10        9
Rail Services .........................    11        9       10
                                          ---      ---      ---

 Total ................................   100%     100%     100%
                                          ===      ===      ===





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



                       USL CAPITAL CORPORATION

May 4, 1995       By:  /s/James G. Duff
Date
                       James G. Duff
                       Chairman and
                       Chief Executive Officer



 May 4, 1995      By:  /s/Robert A. Keyes, Jr.
 Date

                       Robert A. Keyes, Jr.
                       Vice President, Corporate Controller

                                                         Exhibit 12




                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES


               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES



                                                                                Three Months Ended
                                                                                      March 31,
(Unaudited; in thousands)                                                          1995       1994
                                                                                 --------   --------

Earnings:
Income before taxes on income
  per statement of income .....................................................   $ 38,148   $ 30,833
Add
  Fixed charges ...............................................................     66,794     53,105
  Distributions and proceeds in excess of (less than)
  net income of associated companies ..........................................         10        112
                                                                                  --------   --------

Income as adjusted ............................................................   $104,952   $ 84,050
                                                                                  ========   ========

Fixed charges:
Interest on indebtedness including
  amortization of debt issue costs and
  discount or premium thereon .................................................   $ 66,082   $ 52,291
Interest factor of annual rentals (1) .........................................        712        814
                                                                                  --------   --------

Fixed charges .................................................................   $ 66,794   $ 53,105
                                                                                  ========   ========

Ratio of earnings to fixed charges ............................................        1.6        1.6
                                                                                       ===        ===




(1) The interest portion of annual rentals is estimated to be one-third of such rentals.