Form 10-Q
period 1995-06-30
USL CAPITAL CORP/
filed 1995-08-02
CIK 101679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1995

                         Commission file number 1-4976


                            USL Capital Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                         94-1360891
- ------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


733 Front Street, San Francisco, California                 94111
- -------------------------------------------               ---------
  (Address of principal executive offices)                (Zip Code)


                                  (415) 627-9000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              -------    -------

           As of August 2, 1995, the Registrant had outstanding 10 shares of Common Stock, all of which were owned by Ford Holdings, Inc.

           THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b), AND IS THEREFORE FILING THIS FORM 10-Q WITH REDUCED DISCLOSURE FORMAT.

                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES





                                   I N D E X


                                                                                                   PAGE NO.
Part I  -- Financial Information:

            Item 1.     Financial Statements

                        Consolidated Balance Sheets --
                          June 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . .    3

                        Consolidated Statements of Income --
                          Three and Six months ended June 30, 1995 and 1994   . . . . . . . . . .    4

                        Condensed Consolidated Statements of Cash Flows
                          Six months ended June 30, 1995 and 1994   . . . . . . . . . . . . . . .    5

                        Notes to Condensed Consolidated
                          Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .    6

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations . . . . . . . . . . . . . .    7

Part II -- Other Information:

            Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .   10
                        Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  (UNAUDITED)
                                                                    JUNE 30,            DECEMBER 31,
(In thousands)                                                       1995                   1994
                                                                  -----------           ------------
ASSETS
Cash and equivalents                                              $   11,107             $   16,226
Investment in finance leases                                       2,458,087              2,435,429
Notes receivable                                                     836,152                824,619
Investment in operating leases                                       734,857                711,602
Investment in leveraged leases                                       318,558                266,392
Investment in securities                                             798,917                700,355
Inventory held for sale or lease                                      85,453                 86,816
Other receivables                                                     15,373                 18,335
Investment in associated companies                                    17,626                 17,838
Office facilities at cost less accumulated depreciation                8,238                  8,772
Goodwill                                                             180,473                183,395
Other assets                                                          19,040                 20,439
                                                                  ----------             ----------

         Total assets                                             $5,483,881             $5,290,218
                                                                  ==========             ==========

LIABILITIES
Short-term notes payable                                          $1,368,617             $1,337,601
Accounts payable                                                      24,222                 58,078
Accrued liabilities and lease deposits                               108,727                113,847
Payable to Ford and affiliates                                        52,782                134,763
Deferred taxes on income                                             456,042                424,301
Long-term debt                                                     2,672,529              2,478,547
                                                                  ----------             ----------

         Total liabilities                                         4,682,919              4,547,137
                                                                  ----------             ----------


COMMITMENTS AND CONTINGENCIES                                             --                     --

SHAREHOLDER'S EQUITY
Common stock                                                               *                      *
Additional capital                                                   521,425                521,425
Net unrealized (loss) on available-for-sale securities                (1,184)                (3,560)
Retained earnings                                                    280,721                225,216
                                                                  ----------             ----------

         Total shareholder's equity                                  800,962                743,081
                                                                  ----------             ----------

         Total liabilities and shareholder's equity               $5,483,881             $5,290,218
                                                                  ==========             ==========

*Less than one thousand dollars


- -------------------------------------------------------------------------------
See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES


                       CONSOLIDATED STATEMENTS OF INCOME





                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JUNE 30,                       JUNE 30,
(Unaudited; in thousands)                      1995          1994              1995        1994
                                             --------      --------          --------    --------
REVENUES                                     $164,639      $148,536          $320,223    $290,652
                                             --------      ---------         --------    --------

EXPENSES
Sales, administrative and general              16,957        15,069            33,920      31,802
Interest                                       67,996        52,999           134,078     105,290
Depreciation -- operating leases               29,064        31,509            58,393      64,084
Other                                           7,625         9,185            12,687      18,869
                                             --------      --------          --------    --------

Total expenses                                121,642       108,762           239,078     220,045
                                             --------      --------          --------    --------

Income before taxes on income                  42,997        39,774            81,145      70,607
Taxes on income                                13,434        12,839            25,640      22,633
                                             --------      --------          --------    --------

NET INCOME                                   $ 29,563      $ 26,935          $ 55,505    $ 47,974
                                             ========      ========          ========    ========


- -------------------------------------------------------------------------------
See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
(Unaudited; in thousands)                                               1995            1994
                                                                     ---------        ---------
Net cash flow from operating activities                              $ 142,001        $ 100,625
                                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Recovery of equipment costs and residual interests                     362,856          315,387
Proceeds from sale of finance receivables                                   --           67,581
Cost of equipment acquired for lease                                  (507,069)        (367,422)
Notes receivable investments                                          (104,876)        (125,491)
Collections on notes receivable investments                             84,375           67,930
Purchase of held-to-maturity securities                                (38,976)         (33,267)
Maturity of held-to-maturity securities                                 13,158            7,591
Purchase of available-for-sale securities                              (64,503)          (8,149)
Sale and maturity of available-for-sale securities                       3,128            1,766
Purchase of other equity securities not subject to SFAS 115            (12,901)              --
Increase in deferred initial direct costs                               (6,133)          (4,304)
Other                                                                   (1,179)          (6,667)
                                                                     ---------        ---------

   Net cash used in investing activities                              (272,120)         (85,045)
                                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                                     456,078            4,556
Long-term debt repaid                                                 (262,094)        (150,588)
Net increase in short-term borrowings                                   31,016          138,231
Dividend to parent                                                    (100,000)              --
                                                                     ---------        ---------

   Net cash provided by/(used in) financing activities                 125,000           (7,801)
                                                                     ---------        ---------

   (Decrease)/increase in cash and equivalents                          (5,119)           7,779
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                             16,226            6,708
                                                                     ---------        ---------

CASH AND EQUIVALENTS AT END OF PERIOD                                $  11,107        $  14,487
                                                                     =========        =========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid                                                        $ 134,382        $ 110,907
Income taxes paid                                                          268              278

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
Accrued interest on bond accretion and notes receivable added
   to principal                                                      $   2,178        $     426
Lease equipment transferred to inventory held for sale or lease          2,552               --
Fair market value adjustment on available-for-sale securities            3,898            1,870


- -------------------------------------------------------------------------------
See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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


2.       IMPAIRMENT OF A LOAN

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure", effective January 1, 1995. The effect on the Company's financial statements was not material.


3.       IMPAIRMENT OF LONG-LIVED ASSETS

   The Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995. The Company will adopt the standard January 1, 1996 and does not expect the impact on the financial statements to be material.

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

RESULTS OF OPERATIONS

                    Revenues, Expenses and Operating Profit

                                         SIX MONTHS ENDED                 1995 VS. 1994
                                             JUNE 30,                  INCREASE/(DECREASE)
                                      -----------------------          -------------------
(In thousands)                          1995           1994              AMOUNT        %
                                        ----           ----              ------        -
Revenues                              $320,223       $290,652            $29,571       10%
                                       -------        -------            -------      ---

Expenses
      Sales, admin. & general           33,920         31,802              2,118        7
      Interest                         134,078        105,290             28,788       27
      Depreciation                      58,393         64,084             (5,691)      (9)
      Other expenses                    12,687         18,869             (6,182)     (33)
                                      --------       --------            -------      ---

      Total expenses                   239,078        220,045             19,033        9
                                       -------        -------            -------      ---

Operating Profit                      $ 81,145      $  70,607            $10,538       15%
                                       =======       ========            =======      ===

Revenues

      Consolidated revenues increased $30 million or 10% during the first six months of 1995 primarily reflecting an 11% increase in average earning assets. The increased revenues also result from a $7 million increase in gain on asset sales, primarily in the Business Equipment Finance and Corporate Finance business units.

Expenses

      Total expenses for the first six months of 1995 increased $19 million or 9%, and are discussed below.

      Sales, administrative and general expenses increased $2 million or 7% in the first six months of 1995. The increase is a result of a new advertising campaign, higher expenses to support the growing portfolio of earning assets and normal inflationary increases.

      Interest expense increased $29 million or 27% for the six-month period, reflecting an increase during the period in average borrowings from $3.53 billion in 1994 to $3.92 billion in 1995 as a result of increased earning assets and the increase in leverage effected at the end of 1994. In addition, there was an increase in borrowing rates, which averaged 6.8% in the first six months of 1995 compared to 6.0% in the 1994 period.

      Depreciation expense on operating lease equipment decreased $6 million or 9% in the 1995 six-month period, although the average investment in the cost of operating lease equipment increased 5% or $51 million during the period. The reduction in depreciation expense is primarily a result of the increasingly larger percentage of the operating lease portfolio invested in railcars, which have longer useful lives and depreciate more slowly than other operating lease equipment. In addition, the useful life of certain rail cars was extended at the end of 1994, which reduced depreciation expense in the 1995 first six months approximately $1 million.

      Other expenses decreased $6 million or 33% in the 1995 first six months due in part to a lower provision for losses (see Credit loss experience). In addition, there was a decrease in operating lease expenses of approximately $3 million, primarily as a result of a decline in maintenance expenses incurred by the Rail Services business unit. In the first half of 1994, special maintenance costs were incurred for mandated inspections for 1,475 pressure tank cars sold at the end of 1994.

Income before taxes on income

      Based upon the discussion above, operating profit for the first six months of 1995 improved $11 million or 15% compared with the first six months of 1994 results.

Taxes on income

      Income tax expense was 31.6% of income before taxes in the 1995 six-month period compared with 32.1% in the same 1994 period. The decrease is primarily a result of an increase in the percentage of income before taxes exempt from Federal taxes.

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

      The table below shows certain information on the Company's allowance for doubtful accounts related to earning assets for the periods indicated:

                                                            SIX MONTHS ENDED               TWELVE MONTHS ENDED
                                                                JUNE 30,                       DECEMBER 31,
                                                         ---------------------          ----------------------
                                                           1995           1994                    1994
                                                           ----           ----                    ----
Allowance for doubtful accounts (in millions)
      Beginning balance                                  $   58         $   55                   $   55
      Provision                                               3              6                        8
      Charge-offs -- net                                     (3)            (2)                      (5)
                                                         ------         ------                   ------
      Ending balance                                     $   58         $   59                   $   58
                                                         ======         ======                   ======

Percent of earning assets                                   1.1%           1.3%                     1.2%

Total balances of accounts receivable over
      90 days past due at period end (in millions)       $   27         $   41                   $   37
Percent of earning assets                                   0.5%           0.9%                     0.7%

Total earning assets (in millions)
      Investment in finance leases -- net                $2,458         $2,286                   $2,435
      Investment in operating leases -- net                 735            678                      712
      Investment in leveraged leases -- net                 319            192                      266
      Notes receivable                                      836            762                      825
      Investment in securities                              799            598                      700
      Inventory held for sale or lease                       85             72                       87
      Investment in associated companies                     18             18                       18
                                                         ------         ------                   ------

      Total                                              $5,250         $4,606                   $5,043
                                                         ======         ======                   ======


      During the first half of 1995, accounts receivable over 90 days past due decreased $10 million, primarily as a result of the restructuring of a $16 million note, collateralized by an aircraft, which had been delinquent at December 31, 1994. This decrease in accounts receivable over 90 days past due was offset in part by a delinquent note in the amount of $11 million, collateralized by an office building in Minnesota. Management is currently in the process of attempting to restructure this note. Additions to the allowance for doubtful accounts decreased $3 million when compared to the first six months of 1994, primarily as a result of management's evaluation of the adequacy of the loss reserve.

Earning assets by business unit

      The table below summarizes the earning assets by business unit as a percentage of the total.


                                                           JUNE 30,                     DECEMBER 31,
                                                     -------------------                ------------
                                                     1995           1994                    1994
                                                     ----           ----                    ----
Business Equipment Financing                          25%            29%                      27%
Transportation and Industrial Financing               25             25                       25
Fleet Services                                        12             11                       11
Municipal and Corporate Financing                     19             17                       18
Real Estate Financing                                  9              9                        9
Rail Services                                         10              9                       10
                                                     ---            ---                      ---

    Total                                            100%           100%                     100%
                                                     ===            ===                      ===





                          PART II -- OTHER INFORMATION


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



                                           USL CAPITAL CORPORATION



August 2, 1995                             By: /s/ Joseph J. Mahoney
- --------------------                       ------------------------------------
Date                                       Joseph J. Mahoney
                                           Senior Vice President, Finance



August 2, 1995                             By: /s/ Robert A. Keyes, Jr.
- --------------------                       ------------------------------------
Date                                       Robert A. Keyes, Jr.
                                           Vice President, Corporate Controller

                                EXHIBIT INDEX

Ex. 12  Computation of ratio of earnings to fixed charges.

Ex. 27  Financial Data Schedule