Form 10-Q
period 1995-09-30
USL CAPITAL CORP/
filed 1995-11-14
CIK 101679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004

                                Form 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 1995

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

     As of November 14, 1995, the Registrant had outstanding 10 shares of Common Stock, all of which were owned by Ford Holdings, Inc.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b), AND IS THEREFORE FILING THIS FORM 10-Q WITH REDUCED DISCLOSURE FORMAT.

                         USL CAPITAL CORPORATION
                        AND SUBSIDIARY COMPANIES






                                I N D E X


                                                                 Page No.

Part I - Financial Information:

       Item 1. Financial Statements

              Consolidated Balance Sheets --
               September 30, 1995 and December 31, 1994 .............3

              Consolidated Statements of Income --
               Three and Nine months ended September 30, 1995
               and 1994 .............................................4

              Condensed Consolidated Statements of Cash Flows
               Nine months ended September 30, 1995 and 1994 ........5

              Notes to Condensed Consolidated
               Financial Statements .................................6

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ........7

Part II - Other Information:

       Item 6. Exhibits and Reports on Form 8-K ....................10
               Signatures ..........................................11

                         USL CAPITAL CORPORATION
                        AND SUBSIDIARY COMPANIES

                       CONSOLIDATED BALANCE SHEETS
[CAPTION]

                                                   (Unaudited)
                                                  September 30,  December 31,
(In thousands)                                        1995           1994
                                                   -----------    ---------
ASSETS
Cash and equivalents                            $     26,192    $   16,226
Investment in finance leases                       2,456,473     2,435,429
Notes receivable                                     917,724       824,619
Investment in operating leases                       779,278       711,602
Investment in leveraged leases                       375,383       266,392
Investment in securities                             930,375       700,355
Inventory held for sale or lease                      82,288        86,816
Other receivables                                     13,686        18,335
Investment in associated companies                    17,475        17,838
Office facilities at cost less accumulated
  depreciation                                         8,483         8,772
Goodwill                                             179,012       183,395
Other assets                                          18,950        20,439
                                                      ------        ------
     Total assets                               $  5,805,319    $5,290,218
                                                   =========     =========
LIABILITIES
Short-term notes payable                        $  1,596,908    $1,337,601
Accounts payable                                      42,836        58,078
Accrued liabilities and lease deposits               125,179       113,847
Payable to Ford and affiliates                        26,969       134,763
Deferred taxes on income                             487,070       424,301
Long-term debt                                     2,691,627     2,478,547
                                                   ---------     ---------
     Total liabilities                             4,970,589     4,547,137
                                                   ---------     ---------
COMMITMENTS AND CONTINGENCIES                             -             -

SHAREHOLDER'S EQUITY
Common stock                                              *             *
Additional capital                                   521,425       521,425
Net unrealized gain/(loss) on
 available-for-sale securities                         1,288        (3,560)
Retained earnings                                    312,017       225,216
                                                     -------       -------
     Total shareholder's equity                      834,730       743,081
                                                     -------       -------
     Total liabilities and shareholder's equity   $5,805,319    $5,290,218
                                                   =========     =========

*Less than one thousand dollars
----------------------------------
See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES


                       CONSOLIDATED STATEMENTS OF INCOME


[CAPTION]

                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
(Unaudited; in thousands)            1995      1994         1995       1994
                                   --------   --------    --------   --------
REVENUES                           $168,221   $149,058    $488,444   $439,710
                                   --------   --------    --------   --------

EXPENSES
Sales, administrative and general    17,035     15,913      50,955     47,715
Interest                             70,683     55,503     204,761    160,793
Depreciation -- operating leases     28,377     29,149      86,770     93,233
Other                                 7,180      9,602      19,867     28,471
                                      -----      -----      ------     ------

Total expenses                      123,275    110,167     362,353    330,212
                                    -------    -------     -------    -------

Income before taxes on income        44,946     38,891     126,091    109,498
Taxes on income                      13,651     12,233      39,291     34,866
                                     ------     ------      ------     ------

NET INCOME                         $ 31,295   $ 26,658    $ 86,800   $ 74,632
                                     =======    =======     ======     ======


-----------------------------------
See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         USL CAPITAL CORPORATION
                        AND SUBSIDIARY COMPANIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                          September 30,
(Unaudited; in thousands)                                1995        1994
                                                        -------     ------
Net cash flow from operating activities               $ 248,054    $ 214,617
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Recovery of equipment costs and residual interests      526,436      472,987
Proceeds from sale of finance receivables                     -       67,581
Cost of equipment acquired for lease                   (824,685)    (618,318)
Notes receivable investments                           (215,828)    (154,642)
Collections on notes receivable investments             145,948      111,034
Purchase of held-to-maturity securities                 (60,629)     (66,555)
Maturity of held-to-maturity securities                  41,185       27,620
Purchase of available-for-sale securities              (162,773)     (28,922)
Sale and maturity of available-for-sale securities       14,804        7,257
Purchase of other equity securities not subject to
  SFAS 115                                              (57,679)           -
Increase in deferred initial direct costs                (9,622)      (6,412)
Other                                                    (7,634)      (8,490)
                                                         ------       ------

  Net cash used in investing activities                (610,477)    (196,860)
                                                       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                      556,765      112,592
Long-term debt repaid                                  (343,684)    (187,662)
Net increase in short-term borrowings                   259,308       58,736
Dividend to parent                                     (100,000)          -
                                                        --------      ------
  Net cash provided by/(used in) financing
    activities                                          372,389      (16,334)
                                                        -------      -------
  Increase in cash and equivalents                        9,966        1,423
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              16,226        6,708
                                                         ------        -----
CASH AND EQUIVALENTS AT END OF PERIOD                 $  26,192    $   8,131
                                                       ========     ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid                                         $ 189,752    $ 150,219
Income taxes paid                                           488          517

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Accrued interest on bond accretion and notes
  receivable added to principal                       $   5,744    $   1,236
Lease equipment transferred to inventory held
  for sale or lease                                       3,972        2,947
Fair market value adjustment on available-for-sale
  securities                                              7,952        4,834

---------------------------------
See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 1994 consolidated balance sheet included herein is derived from the audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1994, but does not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the significant accounting policies and notes to consolidated financial state-ments included in the Form 10-K for the year ended December 31, 1994. Certain amounts have been reclassified to conform to the 1995 presentation.

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

RESULTS OF OPERATIONS
[CAPTION]

                                   Revenues, Expenses and Operating Profit

                                    Nine Months Ended       1995 vs. 1994
                                      September 30,      Increase/(Decrease)
(In thousands)                        1995       1994        Amount     %
                                      -----      ----       -------   -----
Revenues                            $488,444    $439,710   $ 48,734    11%
                                    --------    --------   --------    --

Expenses
    Sales, admin. & general           50,955      47,715      3,240     7
    Interest                         204,761     160,793     43,968    27
    Depreciation                      86,770      93,233     (6,463)   (7)
    Other expenses                    19,867      28,471     (8,604)  (30)
                                      ------      ------     ------   ---

    Total expenses                   362,353     330,212     32,141    10
                                     -------     -------     ------    --

Operating Profit                    $126,091    $109,498   $ 16,593    15%
                                     =======     =======     ======    ==


Revenues
    Consolidated revenues increased $49 million or 11% during the first nine months of 1995 primarily reflecting a 13% increase in average earning assets. The increased revenues also result from a $5 million increase in gain on asset sales, primarily in the Business Equipment Finance business unit.

Expenses
    Total expenses for the first nine months of 1995 increased $32 million or 10%, and are discussed below.

    Sales, administrative and general expenses increased $3 million or 7% in the first nine months of 1995. The increase is a result of a new advertising campaign, higher expenses to support the growing portfolio of earning assets and normal inflationary increases.

    Interest expense increased $44 million or 27% for the nine-month period, reflecting an increase during the period in average borrowings from $3.52 billion in 1994 to $3.98 billion in 1995 as a result of increased earning assets and the increase in leverage effected at the end of 1994. In addition, there was an increase in borrowing rates, which averaged 6.9% in the first nine months of 1995 compared to 6.1% in the 1994 period.

    Depreciation expense on operating lease equipment decreased $6 million or 7% in the 1995 nine-month period, although the average investment in the cost of operating lease equipment increased 7% or $69 million during the period. The reduction in depreciation expense is primarily a result of the increasingly larger percentage of the operating lease portfolio invested in railcars, which have longer useful lives and depreciate more slowly than other operating lease equipment. In addition, the useful life of certain rail cars was extended at the end of 1994, which reduced depreciation expense in the 1995 first nine months approximately $2 million.

    Other expenses decreased $9 million or 30% in the 1995 first nine months due in part to a lower provision for losses (see Credit loss experience). In addition, there was a decrease in operating lease expenses of approximately $4 million, primarily as a result of a decline in maintenance expenses incurred by the Rail Services business unit. In 1994, special maintenance costs were incurred for mandated inspections for 1,475 pressure tank cars sold at the end of 1994.

Income before taxes on income
    Based upon the discussion above, operating profit for the first nine months of 1995 improved $17 million or 15% compared with the first nine months of 1994 results.

Taxes on income
    Income tax expense was 31.2% of income before taxes in the 1995 nine-month period compared with 31.8% in the same 1994 period. The decrease is primarily a result of an increase in the percentage of income before taxes exempt from Federal taxes.

RECENT DEVELOPMENTS

     Ford has announced that it is reviewing alternative strategies for the non-automotive affiliates of its Financial Services operations. Alternatives being reviewed include the sale by Ford Holdings of all or a portion of the Company. No decisions have been made at this time.

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

    The table below shows certain information on the Company's allowance for doubtful accounts related to earning assets for the periods indicated:

                                   Nine Months Ended   Twelve Months Ended
                                      September 30,        December 31,
                                    1995      1994           1994
                                   -----------------     ----------------
[CAPTION]

Allowance for doubtful accounts
 (in millions)
  Beginning balance                   $ 58     $ 55            $  55
  Provision                              5        9                8
  Charge-offs - net                     (3)      (5)              (5)
                                        --       --               --
  Ending balance                      $ 60     $ 59            $  58
                                        ==       ==               ==

Percent of earning assets              1.1%     1.3%             1.2%

Total balances of accounts receivable over
  90 days past due at period end
   (in millions)                     $  28     $ 33             $ 37
Percent of earning assets              0.5%     0.7%             0.7%
Total earning assets (in millions)
  Investment in finance leases
    - net                           $2,457   $2,301           $2,435
  Investment in operating leases
    - net                              779      699              712
  Investment in leveraged leases
    - net                              375      229              266
  Notes receivable                     918      728              825
  Investment in securities             930      630              700
  Inventory held for sale or lease      82       73               87
  Investment in associated companies    18       18               18
                                        --       --               --

  Total                             $5,559   $4,678           $5,043
                                     =====    =====            =====

    During the first nine months of 1995, accounts receivable over 90 days past due decreased $9 million, primarily as a result of the restructuring of a $16 million note, collateralized by an aircraft, and the completion of foreclosure on an office complex, which was collateral for a $9 million note, both of which were delinquent at December 31, 1994. These decreases in accounts receivable over 90 days past due were offset in part by two delinquent notes each in the amount of $11 million, one collateralized by an office building in Minnesota, and the second collateralized by an office/ retail complex in California. Management restructured the note collateralized by the office building in Minnesota in October 1995, and it is no longer delinquent. Foreclosure proceedings on the California office complex are expected to begin in October 1995. Additions to the allowance for doubtful accounts decreased $4 million when compared to the first nine months of 1994, as a result of management's evaluation of the adequacy of the loss reserve and lower write-offs.

    Management has determined that one $10 million senior-subordinated note will likely become over 90 days past due by the end of the 1995 fourth quarter. The account has been placed on non-accrual status, and management is currently reviewing its options.

Earning assets by business unit

    The table below summarizes the earning assets by business unit as a percentage of the total.


                                          September 30,      December 31,
                                          1995    1994           1994
                                          ----    ----           ----

Business Equipment Financing                23%    29%            27%
Transportation and Industrial Financing     26     24             25
Fleet Services                              11     11             11
Municipal and Corporate Financing           20     17             18
Real Estate Financing                        9      9              9
Rail Services                               11     10             10
                                            --     --             --

  Total                                    100%   100%           100%
                                           ===    ===            ===





                       PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
       12.  Computation of ratio of earnings to fixed charges.
       27.  Financial Data Schedule

  (b) Reports on Form 8-K.
      The Registrant filed the following report on Form 8K: On or about October 17, 1995, the Registrant reported the filings of Form 8-K reports by Ford Motor Company and Ford Holdings, Inc. incorporating by reference news releases dated October 12, 1995, both of which were filed as exhibits.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 USL CAPITAL CORPORATION



November 14, 1995               By: /s/ Joseph J. Mahoney
Date                               Joseph J. Mahoney
                                   Senior Vice President and
                                   Chief Financial Officer



November 14, 1995                By: /s/Robert A. Keyes, Jr.
Date                                Robert A. Keyes, Jr.
                                    Vice President,
                                    Corporate Controller

                                                       Exhibit 12




                             USL CAPITAL CORPORATION
                             AND SUBSIDIARY COMPANIES


                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                   Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
(Unaudited; in thousands)             1995       1994        1995      1994
                                      ----       ----        ----      ----
Earnings:
Income before taxes on income
  per statement of income             $44,946   $38,891   $126,091   $109,498
Add
  Fixed charges                        71,413    56,362    206,913    163,152
  Distributions and proceeds in
    excess of net income of associated
    companies                             151       125        363        341
                                          ---       ---        ---        ---

Income as adjusted                   $116,510   $95,378   $333,367   $272,991
                                      =======    ======    =======    =======

Fixed charges:
Interest on indebtedness including
  amortization of debt issue costs and
  discount or premium thereon        $ 70,683   $55,503   $204,761   $160,793
Interest factor of annual rentals (1)     730       859      2,152      2,359
                                          ---       ---      -----      -----

Fixed charges                        $ 71,413   $56,362   $206,913   $163,152
                                       ======    ======    =======    =======

Ratio of earnings to fixed charges        1.6       1.7        1.6        1.7
                                          ===       ===        ===        ===


(1) The interest portion of annual rentals is estimated to be one-third of such rentals.