Form 10-K
period 1995-12-31
USL CAPITAL CORP/
filed 1996-03-22
CIK 101679

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

                         COMMISSION FILE NUMBER 1-4976

                                     (LOGO)

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

                              TITLE OF EACH CLASS
                              -------------------
                          8 3/4% Senior Notes due 2001

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                   -----------------------------------------
                            American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NA
            --

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                                --  --

     As of March 1, 1996, the Registrant had outstanding 10 shares of Common Stock, all of which were owned by Ford Holdings, Inc.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b), AND IS THEREFORE FILING THIS FORM 10-K WITH REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                            PART I
                                                                                           PAGE
                                                                                          -----
Item 1.    Business.....................................................................      3
Item 2.    Properties...................................................................     12
Item 3.    Legal Proceedings............................................................     12
Item 4.    Submission of Matters to a Vote of Security Holders*
                                            PART II
Item 5.    Market for the Company's Common Stock and Related Stockholder Matters........     12
Item 6.    Selected Financial Data*.....................................................
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................     13
Item 8.    Financial Statements and Supplementary Data..................................     14
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..........................................     14
                                           PART III
Item 10.   Directors, Executive Officers, Promoters, and Control Persons of the Company*
Item 11.   Executive Compensation*
Item 12.   Security Ownership of Certain Beneficial Owners and Management*
Item 13.   Certain Relationships and Related Transactions*
                                            PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............     15
Signatures..............................................................................     17
Exhibits Index..........................................................................     38

---------------
* Not required under General Instruction J to Form 10-K.

                            USL CAPITAL CORPORATION

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                     PART I

ITEM 1.  BUSINESS

     USL Capital Corporation ("Company") is a diversified commercial financing company. The Registrant provides a wide range of financing services, primarily in the United States, through six core business units, including:

        - Business Equipment Financing -- leasing and financing of office and other business and commercial equipment directly with customers and through vendor programs;

        - Transportation and Industrial Financing -- leasing and financing of large-balance transportation equipment (principally commercial aircraft) and industrial and energy facilities;

        - Fleet Services -- leasing and managing of commercial automobile, van, and truck fleets;

        - Municipal and Corporate Financing -- financing of essential-use equipment for state and local governments and housing bonds, and investing in publicly-traded and privately-placed preferred stocks and senior and subordinated debt of public and private companies;

        - Real Estate Financing -- mortgage financing of income-producing real estate, including apartments, office buildings, shopping centers, and warehouses; and

        - Rail Services -- full-service leasing of railroad equipment to industrial shippers and railroads.

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

KEY DATA

     The following table sets forth certain data with respect to the Company's business for the years ended on, and as of, the dates indicated.

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                    1995       1994       1993
                                                                   ------     ------     ------
Summary financial data (millions)
  Revenue........................................................  $  679     $  596     $  564
  Income before taxes............................................     196        160        122
  Net income.....................................................     135        109         77
  Additions to earning assets....................................   2,326      1,543      2,045
  Total earning assets...........................................   6,121      5,043      4,607
Business unit earning assets (% of total)
  Business Equipment Financing...................................      23%        27%        32%
  Transportation and Industrial Financing........................      26         25         24
  Fleet Services.................................................      11         11         10
  Municipal and Corporate Financing..............................      20         18         16
  Real Estate Financing..........................................       8          9          9
  Rail Services..................................................      12         10          9
                                                                   ------     ------     ------
          Total..................................................     100%       100%       100%
                                                                   ======     ======     ======

BUSINESS UNITS

     The Company operates exclusively in the commercial finance segment of the financial services industry. The Company serves its commercial customers though six business units, each of which is described in detail below.

  Business Equipment Financing

     Through its Business Equipment Financing unit, the Company finances, under finance leases, conditional sale agreements, operating leases, and collateralized loans, the acquisition and use of equipment for business, professional, industrial, and governmental users throughout the United States. The types of equipment financed include data processing equipment, office equipment, office furnishings, telecommunications, transportation, manufacturing, and other kinds of equipment. This financing is sometimes offered in conjunction with the manufacturer of the equipment, but in other cases is provided directly to the end user of the equipment. Financing transactions generally cover equipment having an aggregate cost between $250,000 and $10 million, with an average transaction size of approximately $900,000. These financing services are marketed through 29 offices located throughout the United States.

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

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                    1995       1994       1993
                                                                   ------     ------     ------
Summary financial data (millions)
  Additions to earning assets....................................  $  544     $  422     $  622
  Total earning assets...........................................   1,427      1,376      1,466
Type of earning assets (% of total)
  Finance leases.................................................      77%        81%        83%
  Operating leases...............................................      17         15         13
  Other..........................................................       6          4          4
                                                                   ------     ------     ------
          Total..................................................     100%       100%       100%
                                                                   ======     ======     ======

  Transportation and Industrial Financing

     Through its Transportation and Industrial Financing unit, the Company principally owns, leases, finances, and remarkets commercial aircraft, and leases and finances transportation, energy, and industrial equipment and facilities. Aircraft, other equipment, and facilities are leased and financed under single-investor finance leases, leveraged leases, operating leases, collateralized loans, and various partnership structures. Under all leases the lessee is responsible for all taxes, maintenance, and insurance. The majority of the assets of this business is acquired through investment bankers and advisors who have been hired by lessees, and the balance through direct lessee contact.

     The Company owns a 23% interest in, and through a wholly-owned subsidiary is the general partner of, Airlease Ltd., a California limited partnership ("Airlease Ltd."). Airlease Ltd. assets were $103 million at December 31, 1995, compared with $108 million at December 31, 1994. The limited partnership units are listed on the New York Stock Exchange. Airlease Ltd. engages in the ownership and leasing of commercial aircraft to airlines, a freight carrier, and a charter carrier.

     At December 31, 1995, the Company's aggregate commercial aircraft earning assets in the T&I unit (including its interest in those aircraft owned by Airlease Ltd.) were $1,135 million. Of this amount, 64% were leased to or financed for commercial airlines, with the remainder leased primarily to a freight carrier and aircraft manufacturers. Approximately 99% of the aggregate commercial aircraft owned or financed by the Company (measured by their book value) were in compliance with Stage III noise regulations (the most stringent level) of the Aviation Safety and Capacity Act of 1990.

     This business unit also manages a portfolio of leveraged leases, single-investor leases, and loans in which Ford Credit holds a beneficial interest. These managed leases cover commercial aircraft, railcars and locomotives, electric power generation and other facilities, marine vessels, and other types of business assets. The business unit also acts as agent for Trust Company for USL, Inc. ("Trust Company"), a wholly-owned subsidiary of the Company. Trust Company is owner trustee for a portfolio of leveraged leases the Company arranged for outside institutional investors prior to 1985. As the remarketing agent for these institutional investors, the Company participates in the residual proceeds from the disposition of the equipment at the termination of some of these leases. Trust Company is also an owner trustee for certain aircraft leases in which Airlease Ltd. holds a beneficial interest.

     The following table sets forth certain data with respect to the Transportation and Industrial Financing unit for the years ended on, and as of, the dates indicated.

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                    1995       1994       1993
                                                                   ------     ------     ------
Summary financial data (millions)
  Additions to earning assets....................................  $  438     $  176     $  321
  Total earning assets...........................................   1,605      1,243      1,097
Type of earning assets (% of total)
  Stage III aircraft.............................................      70%        79%        81%
  Stage II aircraft..............................................       *          1          1
  Other transportation equipment.................................       6          8         11
  Facilities.....................................................      14         12          7
  Other..........................................................      10         --         --
                                                                   ------     ------     ------
          Total..................................................     100%       100%       100%
                                                                   ======     ======     ======

---------------
* Less than 0.5%

  Fleet Services

     Through its Fleet Services unit, the Company is engaged in the leasing of automotive, van, and light and heavy-duty truck fleets for commercial purposes. Fleet Services also provides management services for a substantial portion of its leased vehicles and for certain of the vehicles owned by its customers. These leasing and management services are marketed to commercial customers through 34 offices located throughout the United States. Fleet Services also provides fleet management services for subsidiaries and affiliates of American Telephone and Telegraph Company under a service agreement.

     At December 31, 1995, Fleet Services had an aggregate of approximately 79,700 vehicles in fleets which it leased and managed or managed only, as compared with approximately 76,100 vehicles at December 31, 1994. At December 31, 1995, Fleet Services also provided services for approximately 16,400 additional vehicles under the service agreement with American Telephone and Telegraph Company, as compared with approximately 14,800 additional vehicles at December 31, 1994.

     Certain of Fleet Services' vehicles are leased under "open-end finance" leases in which the Company bears no risk (other than the lessee's credit) on the resale price of the vehicles at the expiration of the lease. The majority of the vehicles are leased under "modified open-end" leases in which the resale price of the leased vehicle at lease expiration is partially guaranteed by the lessee. The Company's full recovery of the vehicle's cost under a "modified open-end" lease thus partially depends on the resale proceeds which, however, are expected to substantially exceed the portion of the cost not guaranteed by the lessee for which the Company is at risk. Other vehicles are leased under "closed-end" leases, in which the Company's full recovery of the vehicle's cost from rental and resale proceeds is dependent upon the Company's realization of anticipated residual value. Additionally, certain of the closed-end leases (covering approximately 3% of all leased vehicles at December 31, 1995) contain maintenance provisions which require that the Company bear the maintenance expense for the leased vehicle in consideration of a higher lease rate.

     The following table sets forth certain data with respect to the Fleet Services unit for the years ended on, and as of, the dates indicated.

                                                                             DECEMBER 31
                                                                        ----------------------
                                                                        1995     1994     1993
                                                                        ----     ----     ----
Summary financial data (millions)
  Additions to earning assets.........................................  $411     $408     $386
  Total earning assets*...............................................   672      550      444
Type of earning assets (% of total)
  Modified open-end leases............................................    67%      66%      60%
  Open-end finance leases.............................................    16       15       17
  Closed-end leases...................................................     8        9        7
  Other...............................................................     9       10       16
                                                                        ----     ----     ----
          Total.......................................................   100%     100%     100%
                                                                        ====     ====     ====

---------------
* Assets were securitized through 1995, the balance of which was approximately $47 million at December 31, 1995. This amount is not included in total earning assets. See Borrowing and Other Sources of Funds on page 12.

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

  Municipal and Corporate Financing

     Through its Municipal and Corporate Financing unit, the Company arranges and carries on its books municipal financings of essential-use equipment for state and local governments. This unit also invests in publicly-traded and privately-placed preferred stocks, principally of utilities, and senior and subordinated debt of public and private companies, primarily manufacturing companies. After due diligence by the Company, these securities are purchased through investment banks and other intermediaries, either at the initial offering or on the open market. Approximately 62% of these corporate securities are currently rated at investment grade.

     The following table sets forth certain data with respect to the Municipal and Corporate Financing unit for the years ended on, and as of, the dates indicated.

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                       1995      1994     1993
                                                                      ------     ----     ----
Summary financial data (millions)
  Additions to earning assets.......................................  $  513     $255     $429
  Total earning assets..............................................   1,216      893      743
Type of earning assets (% of total)
  Municipal
     Finance leases.................................................       4%       8%       9%
  Corporate
     Preferred stock................................................      60       65       65
     Debt...........................................................      36       27       26
                                                                      -------    -----    -----
          Total.....................................................     100%     100%     100%
                                                                      =======    =====    =====

  Real Estate Financing

     Through five regional business development offices in its Real Estate Financing unit, the Company provides first mortgage financing of income-producing real estate including apartments, office buildings, shopping centers, and warehouses. This real estate is geographically diversified throughout the United States. No financing is provided for motels, hotels, raw land, or specialty properties. Substantially all transactions are financings of three to five years, and none is a construction loan. The loans provide funds for acquisitions or refinancings, or are "bridge" financings between construction and permanent loans. This unit also manages transactions funded by and carried on the books of Ford Credit. At December 31, 1995, the Company had commitments to fund additional first mortgage loans of approximately $16 million. At such date, it also held title to four foreclosed properties with an aggregate book value of $37 million.

     The following table sets forth certain data with respect to the Real Estate Financing unit for the years ended on, and as of, the dates indicated.

                                                                             DECEMBER 31
                                                                        ----------------------
                                                                        1995     1994     1993
                                                                        ----     ----     ----
Summary financial data (millions)
  Additions to earning assets.........................................  $200     $135     $144
  Total earning assets................................................   486      472      437
Type of earning assets (% of total)
  Apartments..........................................................    32%      46%      53%
  Offices.............................................................    55       35       25
  Shopping centers....................................................     7       13       16
  Medical.............................................................     4        4        4
  Industrial..........................................................     2        2        2
                                                                        -----    -----    -----
          Total.......................................................   100%     100%     100%
                                                                        =====    =====    =====
Location of property (% of earning assets)
  Southwest...........................................................    37%      23%      37%
  East................................................................    10       21       26
  West................................................................    37       40       28
  Midwest.............................................................    16       16        9
                                                                        -----    -----    -----
          Total.......................................................   100%     100%     100%
                                                                        =====    =====    =====

  Rail Services

     Through its Rail Services unit, the Company leases to industrial shippers and railroads approximately 25,900 railcars. Approximately 95% of all of these cars are owned by the Company or leased to it under long-term leases. Rail Services manages approximately 1,375 cars for others, principally Ford affiliates. Of the cars in the Company's fleet at December 31, 1995, 24% were leased out to the Company's customers for remaining terms of less than one year, 55% for remaining terms of between one and five years, and 21% for remaining terms of over five years. The Company maintains and repairs approximately 60% of its owned and leased fleet at its expense. As provided in the rules of the American Association of Railroads, if a car is damaged or destroyed on the line of any particular railroad, that railroad is obligated either to repair the car or, if the car is destroyed, pay the car owner an amount which reflects the car's type and age. The Rail Services unit also orders new equipment for future delivery, in advance of leasing such equipment to customers.

     The following table sets forth certain data with respect to the Rail Services unit for the years ended on, and as of, the dates indicated.

                                                                             DECEMBER 31
                                                                        ----------------------
                                                                        1995     1994     1993
                                                                        ----     ----     ----
Summary financial data (millions)
  Additions to earning assets.........................................  $220     $147     $143
  Total earning assets................................................   712      507      422
Type of earning assets (% of total)
  Hopper cars.........................................................    57%      54%      41%
  Tank cars...........................................................     4        6       17
  Flat cars...........................................................     8       11       14
  Intermodal cars.....................................................     8       11        9
  Gondolas cars.......................................................     8        8        8
  Box cars............................................................     9        6        6
  Other...............................................................     6        4        5
                                                                        -----    -----    -----
          Total.......................................................   100%     100%     100%
                                                                        =====    =====    =====

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

GENERAL

  Credit Loss Experience

     The management of credit exposure is an important element of the Company's business. The Company reviews the credit of all prospective customers and manages concentration exposures by customer, collateral type, and geographic distribution. It establishes appropriate loss allowances based on the credit characteristics and the loss experience for each type of business and also establishes additional reserves for specific transactions if it believes this action is warranted. Delinquent receivables are reviewed by management monthly and are generally written down to expected realizable value when, in the opinion of management, they become uncollectible or when they become more than 180 days past due. Collection activities continue on accounts written off when management believes such action is warranted.

     The table below shows certain information on the Company's allowance for doubtful accounts for the years indicated.

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                    1995       1994       1993
                                                                   ------     ------     ------
Allowance for doubtful accounts (millions)
  Beginning balance..............................................  $   58     $   55     $   40
  Additions......................................................       6          8         25
  Deductions.....................................................      (4)        (5)       (10)
                                                                   -------    -------    -------
  Ending balance.................................................  $   60     $   58     $   55
                                                                   =======    =======    =======
Percent of earning assets........................................     1.0%       1.2%       1.2%
Total balances of accounts receivable over 90 days past due at
  year end (millions)............................................  $   23     $   37     $   44
Percent of earning assets........................................     0.4%       0.7%       1.0%
Total earning assets (millions)
  Investment in finance leases -- net............................  $2,549     $2,435     $2,364
  Investment in operating leases -- net..........................     904        712        695
  Investment in leveraged leases -- net..........................     438        266        191
  Notes receivable...............................................   1,040        825        721
  Investment in securities.......................................   1,065        700        563
  Inventory held for sale or lease...............................     108         87         55
  Investments in associated companies............................      17         18         18
                                                                   -------    -------    -------
          Total..................................................  $6,121     $5,043     $4,607
                                                                   =======    =======    =======

     Additions to the allowance for doubtful accounts for 1995 decreased by $2 million from 1994 reflecting continued improvement in the Company's portfolio.

     Additions to the allowance for doubtful accounts for 1994 decreased by $17 million from 1993, primarily as a result of decreased write-offs as well as management's evaluation of the adequacy of the loss reserve. The decline of write-offs (deductions) in 1994 of $5 million from 1993, resulted primarily from improved collection activities in the Business Equipment Financing unit.

     Total balances of accounts receivable over 90 days past due at year-end 1995 decreased $14 million over 1994 year end, primarily because of the improved collections on aged accounts, the restructuring of a $16 million note collateralized by an aircraft, and the completion of foreclosure on an office complex, which was collateral for a $9 million note. Both notes were delinquent at December 31, 1994. These changes were offset in part by delinquencies on a note in the amount of $10 million collateralized by an office/retail complex in California, and on a subordinated note in the amount of $10 million. Foreclosure on the California office complex is expected in the first quarter of 1996.

  Residual Policy

     The establishment and realization of residual values on finance and leveraged leases and of salvage values on operating leases are important elements of the Company's business. In general, finance and leveraged leases are non-cancelable leases in which the net lease payments over the term amortize the investment in the leased equipment down to the estimated value of equipment at lease expiration. Operating leases are usually of a shorter term and the lease payments by themselves are not sufficient to cover all costs and expenses. Full recovery of equipment cost is dependent upon selling or re-leasing the equipment.

     Residual values are established upon acquisition of the equipment based upon the estimated value of the equipment at the time the Company expects to dispose of the equipment under finance and leveraged leases and at the end of the equipment's expected useful life under operating leases. Periodically, in accordance with SFAS 13, the Company reviews its residual values, and if it determines there has been an other than temporary impairment in value adjustments are made which result in an immediate charge to earnings and/or a reduction in earnings over the remaining term of the lease.

     FINANCE AND LEVERAGED LEASES. The following table shows, for each respective year, for the Company's businesses: (a) the aggregate sales proceeds and renewal proceeds from sales of equipment subject to finance and leveraged leases, and (b) these proceeds as a percentage of the adjusted residual value of the equipment.

                                                                            DECEMBER 31
                                                                     --------------------------
                                                                     1995       1994      1993
                                                                     -----     ------     -----
Business Equipment Financing
  Amount (millions)................................................  $  27     $   24     $  19
  Percent..........................................................    172%       154%      161%
Transportation and Industrial Financing
  Amount (millions)................................................  $  11*    $    4     $  11*
  Percent..........................................................  3,371%*      260%    7,073%*
Rail Services
  Amount (millions)................................................  $  --     $    5        --
  Percent..........................................................     --        109%       --
Total
  Amount (millions)................................................  $  38     $   33     $  30
  Percent..........................................................    238%       152%      252%

------------

* These amounts include proceeds received under residual sharing agreements arranged between 1970 and 1981. The residuals were carried on the Company's books at a nominal amount.

     OPERATING LEASES. The following table shows, for each respective year, for the Company's businesses: (a) the aggregate proceeds (including renewal proceeds beyond the original expected useful life period) from sales of equipment subject to operating leases, and (b) these proceeds as a percentage of the net book value of the equipment sold.

                                                                             DECEMBER 31
                                                                        ----------------------
                                                                        1995     1994     1993
                                                                        ----     ----     ----
Business Equipment Financing
  Amount (millions)...................................................  $  6     $  5     $  6
  Percent.............................................................   115%     128%     116%
Fleet Services
  Amount (millions)...................................................  $ 19     $ 16     $ 13
  Percent.............................................................   123%     121%     116%
Rail Services
  Amount (millions)...................................................  $ 10     $ 41     $  3
  Percent.............................................................   240%     111%     137%
Other
  Amount (millions)...................................................  $ --     $  1     $  1
  Percent.............................................................    --      261%     990%
Total
  Amount (millions)...................................................  $ 35     $ 63     $ 23
  Percent.............................................................   142%     115%     125%

  Employees

     The Company had 634 full time employees at December 31, 1995.

  Competition

     In all of its financing programs, the Company competes with other leasing and finance companies, banks, lease brokers, and investment banking firms who arrange for the financing and leasing of equipment, and manufacturers and vendors who sell, finance and, lease their own products to customers.

  Borrowing and Other Sources of Funds

     The funds required to operate the Company's business are generated internally from loan and lease payments and equipment sales, and externally from medium-term debt, commercial paper, securitization, and bank borrowings.

     The Company raises short-term debt financing through its established commercial paper program and raises long-term debt in the public market through periodic offerings of medium-term notes and underwritten debt offerings. The Company has committed bank lines of $1.7 billion with 28 banks, consisting of $1,235 million under five-year credit agreements expiring in 2000 and $465 million under one-year agreements. There were no borrowings outstanding on these bank lines at December 31, 1995. Neither Ford nor Ford Holdings guarantees the debt of the Company, although the Company's existing credit lines require that Ford maintain at least a 75% direct or indirect ownership interest in the Company. As noted in the discussion below in Item 7 concerning Recent Developments, Ford is considering the sale of all or part of the Company. At present, the Company's profitability is not significantly related to the business outlook for Ford, and this situation is not expected to change in the future.

     In 1991 the Company securitized and sold approximately $212 million of its vehicle leases by transferring such leases, without recourse to the Company, to a wholly-owned subsidiary, which, in turn, sold the leases to an unrelated cooperative corporation. The assets of the wholly-owned subsidiary are available first and foremost to satisfy the claims of its creditors. Beginning in June 1994, the Company discontinued securitizing additional leases under this arrangement to replace the run-off of principal of the leases initially securitized. See Note 2 of Notes to Consolidated Financial Statements on page 25.

ITEM 2.  PROPERTIES

     The Company owns no significant real property and leases all of its offices. See Note 10 of Notes to Consolidated Financial Statements on page 31 for information as to rental obligations.

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

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     All outstanding shares of the Company's Common Stock are owned by Ford Holdings, and therefore there is no market for such shares. The Company declared a $100 million and a $40 million dividend, effective December 31, 1994 and 1995, respectively, which were distributed to Ford Holdings in January 1995 and 1996. Ford Holdings made a $40 million capital contribution to the Company in 1993. The Company and Ford Holdings will, from time to time, determine the appropriate capitalization for the Company, which will, in part, affect any future payment of dividends to Ford Holdings or capital contributions to the Company.

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

RESULTS OF OPERATIONS

                    REVENUES, EXPENSES, AND OPERATING PROFIT

                                                          YEARS ENDED             1995 VS. 1994
                                                          DECEMBER 31          INCREASE/(DECREASE)
                                                     ---------------------     -------------------
(IN THOUSANDS)                                         1995         1994       AMOUNT      PERCENT
                                                     --------     --------     -------     -------
Revenues...........................................  $678,926     $596,065     $82,861        14%
                                                     --------     --------     -------
Expenses
  Sales, administrative and general................    65,300       62,275       3,025         5
  Interest.........................................   276,915      220,759      56,156        25
  Depreciation--operating leases...................   116,752      121,555      (4,803)       (4)
  Other............................................    24,220       31,690      (7,470)      (24)
                                                     --------     --------     -------
          Total expenses...........................   483,187      436,279      46,908        11
                                                     --------     --------     -------
Operating Profit...................................  $195,739     $159,786     $35,953        23%
                                                     ========     ========     =======       ===

  Revenues

     Revenues increased $83 million, or 14% in 1995 compared with 1994, primarily as a result of a 14% increase in average earning assets. The increase also resulted from a $19 million increase in the gain on asset sales, primarily in the Business Equipment Finance and the Transportation and Industrial Financing business units.

  Expenses

     Sales, administrative, and general expenses increased $3 million, or 5%, in 1995, as a result of a new advertising campaign, higher expenses to support the growing portfolio of earning assets, and normal inflationary increases.

     Interest expense increased $56 million, or 25%, in 1995, reflecting an increase in average borrowings from $3.57 billion in 1994 to $4.08 billion in 1995 to finance earning assets. In addition, there was an increase in borrowing rates, which averaged 6.7% in 1995 compared with 6.1% in 1994.

     Depreciation expense on operating lease equipment decreased $5 million, or 4%, in 1995, although the average investment in the cost of operating lease equipment increased 9% or $89 million. The reduction in depreciation expense is the result of the increasingly larger percentage of the operating lease portfolio in railcars, which have longer useful lives and depreciate more slowly than other operating lease equipment. In addition, the useful life of certain railcars was extended at the end of 1994, which reduced depreciation expense in 1995 approximately $3 million.

     Other expenses decreased $7 million, or 24%, in 1995, due in part to a decrease in the provision for losses (see page 9 for discussion of credit loss experience). In addition, there was a decrease in operating lease expenses of approximately $5 million, primarily as a result of reduced maintenance expense incurred by the Rail Services business unit. Special maintenance costs were incurred in 1994 for mandated inspections.

  Operating Profit

     Operating profit improved $36 million, or 23%, compared with 1994. The improvement in operating results reflects the impact of higher earning assets and lower operating costs.

  Taxes on Income

     Income taxes were 31.0% on income before taxes in 1995 compared with 31.8% in 1994. See Note 9 of Notes to Consolidated Financial Statements on page 30 for the principal reasons for differences from the normal statutory rates.

  New Accounting Standards

     In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." This standard was partially amended by the issuance, in October 1994, of SFAS 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These standards require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the fair value of the underlying collateral if the loan is collateral based, or based on the loan's observable market price. The Company adopted these standards effective January 1, 1995, and the effect was not material.

     In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The standard also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company has adopted the standard effective January 1, 1996, and the effect is not expected to be material.

  Recent Developments

     As previously reported by Ford, Ford is investigating and considering the sale of all or part of the Company.

     Effective December 31, 1995, Ford Holdings became an indirect wholly-owned subsidiary of Ford as a result of a cash-out merger involving Ford Holdings pursuant to which its outstanding voting preferred stock was cancelled. Effective January 1, 1996, Ford Holdings and the Company have been included in Ford's consolidated group for federal income tax purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item are listed in Item 14 of Part IV on page 15, are set forth in detail at the end of this report, and are filed as part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by Items 10, 11, 12, and 13 has been omitted pursuant to General Instruction J(2)(c).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1.  Financial Statements

          The consolidated financial statements of the Company are included in this report at the pages indicated.

                                                                                         PAGE
                                                                                         -----
            Management's Responsibility for Financial Statements......................     18
            Report of Independent Accountants.........................................     19
            Consolidated Statements of Income for the years ended December 31, 1995,
              1994, and 1993..........................................................     20
            Consolidated Balance Sheets at December 31, 1995 and 1994.................     21
            Consolidated Statements of Cash Flows for the years ended December 31,
              1995, 1994, and 1993....................................................     22
            Consolidated Statements of Changes in Shareholder's Equity for the years
              ended December 31, 1995, 1994, and 1993.................................     23
            Notes to Consolidated Financial Statements................................     24

  (a) 2.  Financial Statement Schedules

                                                                                         PAGE
                                                                                         -----
            Schedule II     --Valuation and Qualifying Accounts........................    37

           Financial statements and schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because of the absence of conditions under which they are required.

  (a) 3.  Exhibits required by Item 601 of Regulation S-K:

          (3)A.    Copy of the Certificate of Incorporation of United States Leasing
                   International, Inc., a Delaware Corporation filed with the Secretary of
                   State of the State of Delaware on August 15, 1986, and filed as Exhibit
                   3(A) to the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1993, is incorporated herein by this reference.
             B.    Copy of the Agreement of Merger pursuant to which United States Leasing
                   International, Inc., a California corporation, merged into United States
                   Leasing International, Inc., a Delaware corporation, filed with the
                   Secretary of State of the State of Delaware on October 27, 1986, and filed as Exhibit 3(B) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated hereby by this reference.
             C.    Copy of the Certificate of Amendment of Certificate of Incorporation of
                   United States Leasing International, Inc., pursuant to which United States
                   Leasing International, Inc. changed its name to USL Capital Corporation filed with the Secretary of State of the State of Delaware on November 12,
                   1993, and filed as Exhibit 3(C) to the Company's Annual Report on Form
                   10-K for the year ended December 31, 1993, is incorporated herein by this reference.
             D.    Copy of Bylaws, as amended, through April 28, 1994.
          (4)A.    Copy of Indenture dated as of January 15, 1986, between the Company and
                   The Chase Manhattan Bank (National Association), Trustee, including forms of Debt Security and Medium Term Note, filed as Exhibit (4)A to the
                   Company's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.

             B.    Copy of Supplemental Indenture dated as of October 27, 1986, between the
                   Company and The Chase Manhattan Bank (National Association), Trustee,
                   filed as Exhibit (4)B to the Company's Annual Report on Form 10-K for the
                   year ended December 31, 1993, is incorporated herein by this reference.
             C.    Copy of Second Supplemental Indenture dated as of December 1, 1988, to
                   Indenture dated as of January 15, 1986, between the Company and The Chase
                   Manhattan Bank (National Association), Trustee, filed as Exhibit (4)C to the Company's Annual Report on Form 10-K for the year ended December 31,
                   1993, is incorporated herein by this reference.
             D.    Copy of Indenture dated as of July 1, 1991, between the Company and The
                   First National Bank of Chicago, Trustee, including forms of Debt Security and Medium Term Note, filed on July 15, 1991, as Exhibits 4.1, 4.2, and
                   4.3, respectively, to the Company's Registration Statement on Form S-3
                   (File No. 33-4165) is incorporated herein by this reference.
             E.    Copy of the Indenture dated as of November 15, 1994, between the Company and The Chase Manhattan Bank (National Association), Trustee, including forms of Debt Security and Medium Term Note, filed on December 13, 1994, as Exhibits 4.1, 4.2 and 4.3, respectively, to the Company's Registration
                   Statement on Form S-3 (File No. 33-56839) is incorporated herein by this reference.
         (10)A.    Copy of Asset Purchase Agreement among USLI Fleet Financing, Inc., Asset
                   Securitization Cooperative Corporation, Canadian Imperial Bank of Commerce
                   and United States Leasing International, Inc., dated as of December 23,
                   1991, filed as Exhibit 10(A) to the Company's Annual Report on Form 10-K
                   for the year ended December 31, 1991, is incorporated herein by this reference.
             B.    Copy of Purchase Agreement between United States Leasing International,
                   Inc. and USLI Fleet Financing, Inc., dated as of December 23, 1991, filed as Exhibit 10(B) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by this reference.
             C.    Copies of the First and Second Amendments to Asset Purchase Agreement
                   among USLI Fleet Financing, Inc., Asset Securitization Cooperative
                   Corporation, Canadian Imperial Bank of Commerce and United States Leasing
                   International, Inc., dated as of December 23, 1991, filed as Exhibit (10)C to the Company's Annual Report on Form 10-K for the year ended December
                   31, 1993, is incorporated herein by this reference.
             D.    First Amendment to Purchase Agreement between United States Leasing
                   International, Inc. and USLI Fleet Financing, Inc., dated as of December
                   23, 1991, filed as Exhibit (10)D to the Company's Annual Report on Form
                   10-K for the year ended December 31, 1993, is incorporated herein by this reference.
         (12)      Computation of Ratio of Earnings to Fixed Charges.
         (23)      Consent of Independent Public Accountants (with respect to the Company's current Registration Statement on Form S-3).

        The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

     (b) Report on Form 8-K.

           The Registrant filed the following report on Form 8-K during the quarter ended December 31, 1995:

           On or about October 17, 1995, the Registrant filed a Form 8-K reporting the filing by Ford of a news release on October 12, 1995, regarding the investigation by Ford of the whole or partial sale of the Registrant, and the filing by Ford Holdings of a news release disclosing its intention to exchange for cash its publicly held preferred stock.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON
MARCH 22, 1996.

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

                  SIGNATURE                                TITLE                      DATE
---------------------------------------------   ----------------------------    ----------------
(a) Principal Executive Officer

             /s/  JAMES G. DUFF
    ---------------------------------------      Chairman and Chief Executive     March 22, 1996
               James G. Duff                     Officer

(b) Principal Financial Officer:

            /s/  JOSEPH J. MAHONEY
    --------------------------------------       Senior Vice President and        March 22, 1996
              Joseph J. Mahoney                   Chief Financial Officer

(c) Principal Accounting Officer:

         /s/  ROBERT A. KEYES, JR.
    --------------------------------------       Vice President, Corporate        March 22, 1996
            Robert A. Keyes, Jr.                  Controller

(d) Directors:

              /s/  JAMES G. DUFF                                                  March 22, 1996
    -------------------------------------
                James G. Duff

            /s/  JOSEPH J. MAHONEY                                                March 22, 1996
    -------------------------------------
              Joseph J. Mahoney

             /s/  KENNETH WHIPPLE                                                 March 22, 1996
    -------------------------------------
               Kenneth Whipple

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

       /s/  James G. Duff
------------------------------------
           James G. Duff
Chairman and Chief Executive Officer

     /s/  Joseph J. Mahoney
------------------------------------
         Joseph J. Mahoney
       Senior Vice President
    and Chief Financial Officer

                     LETTERHEAD OF COOPERS & LYBRAND L.L.P.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USL Capital Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          /s/ Coopers & Lybrand L.L.P.

San Francisco, California
January 26, 1996

                    USL CAPITAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
REVENUES...................................................  $678,926     $596,065     $564,472
                                                             --------     --------     --------
EXPENSES
  Sales, administrative and general........................    65,300       62,275       70,352
  Interest.................................................   276,915      220,759      189,942
  Depreciation -- operating leases.........................   116,752      121,555      131,100
  Other....................................................    24,220       31,690       50,907
                                                             --------     --------     --------
          Total expenses...................................   483,187      436,279      442,301
                                                             --------     --------     --------
  Income before taxes on income............................   195,739      159,786      122,171
  Taxes on income..........................................    60,744       50,773       45,119
                                                             --------     --------     --------
  NET INCOME...............................................  $134,995     $109,013     $ 77,052
                                                             ========     ========     ========

                See notes to consolidated financial statements.

                    USL CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1995             1994
                                                                     ------------     ------------
                                                                         (IN THOUSANDS, EXCEPT
                                                                             SHARE AMOUNTS)
ASSETS
Cash and cash equivalents..........................................   $   11,474       $   16,226
Investment in finance leases -- net................................    2,548,944        2,435,429
Notes receivable...................................................    1,039,597          824,619
Investment in operating leases -- net..............................      904,391          711,602
Investment in leveraged leases.....................................      438,504          266,392
Investment in securities...........................................    1,064,841          700,355
Inventory held for sale or lease...................................      107,514           86,816
Other receivables..................................................       21,759           18,335
Investment in associated companies.................................       17,215           17,838
Office equipment at cost less accumulated depreciation:
  $16,236 and $13,519 at December 31, 1995 and 1994,
     respectively..................................................        8,741            8,772
Other assets.......................................................       20,231           20,439
Goodwill less accumulated amortization:
  $47,864 and $42,020 at December 31, 1995 and 1994,
     respectively..................................................      177,551          183,395
                                                                      ----------       ----------
          Total assets.............................................   $6,360,762       $5,290,218
                                                                      ==========       ==========
LIABILITIES
Short-term notes payable...........................................   $1,417,754       $1,337,601
Accounts payable...................................................       83,849           58,078
Payable to Ford and affiliates.....................................      109,557          134,763
Accrued liabilities and lease deposits.............................      205,186          113,847
Deferred taxes on income...........................................      534,925          424,301
Long-term debt.....................................................    3,171,637        2,478,547
                                                                      ----------       ----------
          Total liabilities........................................    5,522,908        4,547,137
                                                                      ----------       ----------
Commitments (Note 10 and Note 14)..................................           --               --
SHAREHOLDER'S EQUITY
Common stock, $1 par value, authorized: 10,000 shares; outstanding:
  10 shares........................................................            *                *
Additional capital.................................................      521,425          521,425
Net unrealized (loss) on available-for-sale securities.............       (3,782)          (3,560)
Retained earnings..................................................      320,211          225,216
                                                                      ----------       ----------
          Total shareholder's equity...............................      837,854          743,081
                                                                      ----------       ----------
          Total liabilities and shareholder's equity...............   $6,360,762       $5,290,218
                                                                      ==========       ==========

---------------

* Less than $1,000

                See notes to consolidated financial statements.

                    USL CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1995            1994            1993
                                                      -----------     -----------     -----------
                                                                    (IN THOUSANDS)
Net cash flow from operating activities:
  Income from operations............................  $   134,995     $   109,013     $    77,052
  Noncash expenses, revenues, losses, and gains
     included in income:
     Depreciation and amortization..................      147,317         150,562         154,322
     Deferred taxes on income.......................      110,766         112,075         105,330
     Provision for losses...........................        5,679           8,296          24,752
     Accrued interest income on notes receivable
       added to the principal balance...............       (7,168)         (1,601)             --
     Net increase/(decrease) in advances from Ford
       and affiliates...............................       34,794         (44,727)          4,462
     Increase/(decrease) in accounts payable........       25,771          (7,565)        (17,082)
     Increase/(decrease) in accrued liabilities and
       lease deposits...............................       91,337          (6,567)         16,162
     (Increase) in other receivables................       (3,424)            (39)        (14,691)
     Other..........................................          345             519           1,357
                                                      ------------     ----------     ------------
          Net cash flow from operating activities...      540,412         319,966         351,664
                                                      ------------     ----------     ------------
Cash flows from investing activities:
  Recovery of equipment costs and residual
     interests......................................      667,531         675,645         622,364
  Proceeds from sale of finance receivables.........           --          67,581         103,006
  Cost of equipment acquired for lease..............   (1,295,057)     (1,045,007)     (1,446,217)
  Notes receivable investments......................     (588,391)       (329,394)       (317,969)
  Collections on notes receivable investments.......      385,784         190,731         121,238
  Purchase of held-to-maturity securities...........      (69,620)       (108,302)             --
  Maturity of held-to-maturity securities...........       55,497          29,986              --
  Purchase of available-for-sale securities.........     (195,238)        (58,210)             --
  Sale and maturity of available-for-sale
     securities.....................................       18,666           7,181              --
  Purchase of investment securities.................           --              --        (280,812)
  Sale of investment securities.....................           --              --          40,123
  Increase in deferred initial direct costs.........      (15,331)        (11,114)        (10,867)
  Office equipment purchased........................       (2,837)         (4,150)         (5,118)
  Purchase of other equity securities -- not subject
     to SFAS 115....................................     (177,797)             --              --
  Other.............................................       (1,615)         (8,015)         (1,969)
                                                      ------------     ----------     ------------
          Net cash used by investing activities.....   (1,218,408)       (593,068)     (1,176,221)
                                                      ------------     ----------     ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings................    1,048,186         290,932       1,125,145
  Long-term debt repaid.............................     (355,095)       (360,636)       (260,778)
  Net increase/(decrease) in short-term
     borrowings.....................................       80,153         352,324         (78,103)
  (Dividend to)/capital contribution from Ford
     Holdings.......................................     (100,000)             --          40,000
                                                      ------------     ----------     ------------
          Net cash provided by financing
            activities..............................      673,244         282,620         826,264
                                                      ------------     ----------     ------------
Increase/(decrease) in cash and cash equivalents....       (4,752)          9,518           1,707
Cash and cash equivalents at beginning of period....       16,226           6,708           5,001
                                                      ------------     ----------     ------------
Cash and cash equivalents at end of period..........  $    11,474     $    16,226     $     6,708
                                                      ============     ==========     ============
Supplemental schedule of cash flow information:
  lnterest paid.....................................  $   276,125     $   227,572     $   356,829
  Income taxes paid.................................          581              50             250
Supplemental schedule of noncash investing and
  financing activities:
  Accrued interest on notes receivable added to
     principal......................................  $     7,168     $     1,601     $        --
  Lease equipment and notes receivable transferred
     to inventory held for sale or lease............       12,316          23,163              --
  Fair market value adjustment on available-for-sale
     securities.....................................         (364)         (5,839)             --

                See notes to consolidated financial statements.

                    USL CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                                NET UNREALIZED
                                                                  (LOSS) ON                       TOTAL
                                       COMMON    ADDITIONAL   AVAILABLE-FOR-SALE   RETAINED    SHAREHOLDER'S
                                       STOCK      CAPITAL         SECURITIES       EARNINGS       EQUITY
                                      --------   ----------   ------------------   ---------   ------------
                                                                 (IN THOUSANDS)
Balance at January 1, 1993..........  $      *    $ 481,425                        $ 139,151    $  620,576
  Capital contributions.............                 40,000                                         40,000
  Net income........................                                                  77,052        77,052
                                      --------     --------                        ---------     ---------
Balance at December 31, 1993........         *      521,425                          216,203       737,628
  Dividend..........................                                                (100,000)     (100,000)
  Unrealized (loss)
     At January 1, 1994.............                               $   (979)                          (979)
     Change, net of taxes...........                                 (2,581)                        (2,581)
  Net income........................                                                 109,013       109,013
                                      --------     --------        --------        ---------     ---------
Balance at December 31, 1994........         *      521,425          (3,560)         225,216       743,081
  Dividend..........................                                                 (40,000)      (40,000)
  Change, net of taxes..............                                   (222)                          (222)
  Net income........................                                                 134,995       134,995
                                      --------     --------        --------        ---------     ---------
Balance at December 31, 1995........  $      *    $ 521,425        $ (3,782)       $ 320,211    $  837,854
                                      ========     ========        ========        =========     =========

---------------

* Less than $1,000

                See notes to consolidated financial statements.

                    USL CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include USL Capital Corporation ("Company") and all of its majority-owned subsidiaries. Investments in partnerships and 50%-or-less owned associated companies are accounted for on the equity method. All material intercompany balances and transactions are eliminated. Certain amounts have been reclassified to conform to the 1995 presentation.

     Nature of Operations -- The Company provides leasing and financing to commercial and governmental entities, principally in the United States, including office and business equipment, large-balance transportation equipment, industrial and energy facilities, and commercial automobile fleets, as well as mortgage financing of income-producing real estate, full-service leasing to industrial shippers and railroads, municipal financing of essential-use equipment, and investment in publicly traded and privately placed preferred stocks and senior and subordinated debt of public and private companies. The Company provides financing in the form of finance leases, operating leases, leveraged leases, notes receivable, and corporate securities.

     Basis of Presentation -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents -- Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Outstanding checks ($29,073,000 at December 31, 1995, and $25,859,000 at December 31, 1994) are reclassified to Accounts Payable. For Cash and Cash Equivalents, the carrying amount is stated at fair value.

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

     Operating Leases -- Lease contracts that do not meet the criteria of finance leases are accounted for as operating leases. Rental equipment is recorded at cost and depreciated over its useful life or lease term to an estimated salvage or residual value (10 to 30 years for railroad cars and 3 to 10 years for other equipment), primarily on a straight-line basis.

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

     Investment in Securities -- The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. The cumulative effect of this change in accounting principle was not material. Investments in securities consist principally of debt securities (preferred stock, corporate and Municipal bonds) which are reported as held-to-maturity and recorded at amortized cost, net of a provision for losses that is sufficient to cover estimated uncollectibles, because the Company has the ability and intent to hold such securities until maturity. Securities classified as available-for-sale are recorded net of the unrealized holding gain/loss which is excluded from earnings and reported as a separate component of Shareholder's Equity, net of related deferred taxes. Equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Equity securities which do not have readily determinable fair values, principally investments in low income housing partnerships, are recorded at cost. Prior to the adoption of SFAS 115, investments in securities were recorded at amortized cost because the Company had the ability to hold such securities until maturity and had this intention. See Notes 6 and 15 for additional information on the fair value of securities.

     Goodwill -- Goodwill is principally from the acquisition by Ford, which is being amortized on the straight-line method over 40 years (1995, $5,643,000; 1994, $5,643,000; 1993, $5,643,000).

     Taxes on Income and Tax Credits -- Since the transfer of ownership of the Company by Ford to Ford Holdings in 1989, the Company has been included in the consolidated federal income tax return of Ford Holdings and continues to be included in the combined state income tax returns of Ford, except in those states where the Company is required to file separate returns. Income taxes, including the federal alternative minimum tax, if any, are allocated by Ford Holdings based on the Company's effect on taxes paid by the group. Effective January 1, 1996, the Company will be included in the Ford consolidated group for federal income tax purposes. See Item 7 Recent Developments on page 14. Deferred income tax liabilities give effect to temporary differences between financial statement and tax return amounts based upon enacted tax rates in effect for the future periods when such differences are expected to reverse.

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

NOTE 2 -- INVESTMENT IN FINANCE LEASES

                                                            DECEMBER 31,     DECEMBER 31,
                                                                1995             1994
                                                            ------------     ------------
                                                                   (IN THOUSANDS)

        Receivable in installments........................  $  3,321,818     $  3,276,655
        Residual value....................................       338,787          303,416
        Allowance for doubtful accounts...................       (25,960)         (27,805)
        Unearned lease income.............................    (1,104,614)      (1,137,730)
        Deferred initial direct costs.....................        18,913           20,893
                                                             -----------      -----------
        Net investment....................................  $  2,548,944     $  2,435,429
                                                             ===========      ===========

     Finance lease receivables at December 31, 1995, are due in installments as follows (in thousands): 1996, $886,343; 1997, $620,935; 1998, $311,287; 1999,
$223,486; 2000, $149,333; and, thereafter, $1,130,434. Receivables of $9.5 million serve as collateral to long-term debt.

     Finance leases include open-end transactions in the Fleet Services business unit in which the lessee pays the Company for any shortfall from a stated terminal amount for vehicles or receives any amount in excess of the terminal value. On most of these transactions, Fleet Services retains an exposure to the lowest dollar amounts of the vehicles' value, of which half is guaranteed by a third party. Because of the high value of the vehicles underlying these transactions, full recovery of the value is expected to be covered by the lessees' guarantees. As such, all amounts are included above in receivable in installments.

     In December 1991, U.S. Fleet Financing, Inc. ("USFF"), a wholly owned subsidiary of the Company, sold a portfolio of finance leases for proceeds of $211.5 million. During 1992, 1993, and 1994, additional leases were sold for proceeds of $79.9 million, $103.0 million, and $67.6 million, respectively, to replace the run-off of principal in the leases initially securitized. Beginning in June 1994, the Company discontinued securitizing additional leases. The sale agreement provides recourse to the assets of USFF, totalling $17.7 million at December 31, 1995, for any uncollectible receivables in the portfolio. USFF is a separate entity from its parent company, USL Capital Corporation, and its assets will be available first and foremost to satisfy the claims of its creditors. An allowance of $212,000 has been provided on the books of USFF for estimated losses on the sold receivables. The agreement provides that the Company will service the lease receivables for the purchaser. At December 31, 1995, $47.3 million of net investment in the leases serviced by the Company was outstanding.

     In April 1992, the Company sold a portfolio of municipal finance leases for proceeds of $95.1 million. The sale agreement provides the buyers with limited recourse against the Company, $1.1 million at December 31, 1995, for any uncollectible receivables in the portfolio. The agreement provides that the Company will service the lease receivables for the purchaser. At December 31, 1995, $3.3 million of net investment in the leases serviced by the Company was outstanding.

NOTE 3 -- INVESTMENT IN OPERATING LEASES

                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1995             1994
                                                             ------------     ------------
                                                                    (IN THOUSANDS)
        Equipment cost:
          Automotive.......................................   $  112,736       $  131,363
          EDP, peripheral and word processing..............       83,402          105,310
          Copiers..........................................      201,774          187,120
          Rail.............................................      639,261          476,255
          Aircraft.........................................       62,209           51,668
          Office furniture.................................       29,518           23,006
          Manufacturing and industrial equipment...........      109,987           55,229
          Other............................................       53,678           46,997
                                                              ----------       ----------
          Total equipment cost.............................    1,292,565        1,076,948
        Accumulated depreciation...........................     (391,102)        (369,760)
        Rentals receivable.................................        7,713            8,839
        Allowance for doubtful accounts....................       (4,785)          (4,425)
                                                              ----------       ----------
        Net investment.....................................   $  904,391       $  711,602
                                                              ==========       ==========

     Initial lease terms of rental equipment range from one month to 15 years. Future minimum rentals on operating leases at December 31, 1995, are due in installments as follows (in thousands): 1996, $210,775; 1997, $143,308; 1998,
$93,352; 1999, $58,498; 2000, $23,250; and, thereafter, $33,975.

     Minimum future rentals do not include contingent rentals that may be received under certain railcar leases, because of use in excess of specified amounts. Contingent rentals (in thousands) received were $7,847 in 1995, $9,697 in 1994, and $8,170 in 1993.

NOTE 4 -- INVESTMENT IN LEVERAGED LEASES

                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1995             1994
                                                             ------------     ------------
                                                                    (IN THOUSANDS)
        Rentals receivable (net of principal and interest
          on nonrecourse debt).............................   $  497,741       $  276,921
        Estimated residual values..........................      306,002          197,149
        Allowance for doubtful accounts....................       (2,857)          (2,354)
        Unearned income....................................     (363,119)        (205,773)
        Deferred initial direct costs......................          737              449
                                                               ---------        ---------
        Investment in leveraged leases.....................      438,504          266,392
        Less deferred income taxes arising from leveraged
          leases...........................................     (122,297)         (69,677)
                                                               ---------        ---------
        Net investment.....................................   $  316,207       $  196,715
                                                               =========        =========

     A summary of the components of income from leveraged leases was as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                             1995                 1994
                                                         ------------         ------------
                                                                  (IN THOUSANDS)
        Income before taxes on income..................    $ 27,667             $ 18,800
        Taxes on income................................      10,015                7,338
                                                            -------              -------
        Income from leveraged leases...................    $ 17,652             $ 11,462
                                                            =======              =======

NOTE 5 -- NOTES RECEIVABLE

                                                         DECEMBER 31,         DECEMBER 31,
                                                             1995                 1994
                                                         ------------         ------------
                                                                  (IN THOUSANDS)
        Principal......................................   $1,040,696            $828,111
        Interest receivable............................       12,667               9,841
        Deferred loan origination costs................        1,896               1,255
        Allowance for doubtful accounts................      (15,662)            (14,588)
                                                          ----------          ----------
        Net............................................   $1,039,597            $824,619
                                                          ==========          ==========

     At December 31, 1995, $718.7 million of principal was collateralized by equipment, real estate, and other assets. Included in notes receivable (in thousands) at December 31, 1995, was principal of $224,395 with fixed interest rates and $816,301 with variable interest rates. The weighted average interest rate at December 31, 1995, was 9.0%. Notes receivable are due in subsequent years as follows (in thousands): 1996, $78,758; 1997, $65,690; 1998, $97,997;
1999, $170,854; 2000, $286,761; and, thereafter, $340,636.

NOTE 6 -- INVESTMENT IN SECURITIES

     Investments in securities at December 31, 1995, were as follows:

                                                         GROSS        GROSS
                                          AMORTIZED    UNREALIZED   UNREALIZED      FAIR       CARRYING
                                             COST        GAINS        LOSSES       VALUE        VALUE
                                          ----------   ----------   ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Available-for-Sale Securities
  Preferred Stock.......................  $  243,676    $  4,445     $  9,099    $  239,022   $  239,022
  Common Stock..........................       3,504           0            0         3,504        3,504
  Debt Securities.......................       4,672           0        1,549         3,123        3,123
                                          ----------     -------      -------    ----------   ----------
  Total available-for-sale securities...     251,852       4,445       10,648       245,649      245,649
                                          ----------     -------      -------    ----------   ----------
Held-to-Maturity Securities
  Redeemable Preferred Stock............     547,616      13,592        1,805       559,403      547,616
  Debt Securities.......................      90,505       2,247        7,022        85,730       90,505
                                          ----------     -------      -------    ----------   ----------
  Total held-to-maturity securities.....     638,121      15,839        8,827       645,133      638,121
                                          ----------     -------      -------    ----------
  Allowance for doubtful accounts.......                                                         (10,491)
                                                                                              ----------
  Total held-to-maturity securities
     (net)..............................                                                         627,630
                                                                                              ----------
Trading Securities......................         279          49            4           324          324
                                          ----------     -------      -------    ----------   ----------
Equity securities not practicable to
  fair value............................     191,238           0            0       191,238      191,238
                                          ----------     -------      -------    ----------   ----------
Total Investments in Securities.........  $1,081,490    $ 20,333     $ 19,479    $1,082,344   $1,064,841
                                          ==========     =======      =======    ==========   ==========

     Investments in securities at December 31, 1994, were as follows:

                                                         GROSS        GROSS
                                          AMORTIZED    UNREALIZED   UNREALIZED      FAIR       CARRYING
                                             COST        GAINS        LOSSES       VALUE        VALUE
                                          ----------   ----------   ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Available-for-Sale Securities
  Preferred Stock.......................  $   69,636    $    770     $  6,609    $   63,797   $   63,797
  Common Stock..........................         755           0            0           755          755
  Debt Securities.......................       5,270           0            0         5,270        5,270
                                          ----------     -------      -------    ----------   ----------
  Total available-for-sale securities...      75,661         770        6,609        69,822       69,822
                                          ----------     -------      -------    ----------   ----------
Held-to-Maturity Securities
  Redeemable Preferred Stock............     536,180       3,922       31,123       508,979      536,180
  Debt Securities.......................      86,173       1,073        2,676        84,570       86,173
                                          ----------     -------      -------    ----------   ----------
  Total held-to-maturity securities.....     622,353       4,995       33,799       593,549      622,353
                                          ----------     -------      -------    ----------
  Allowance for doubtful accounts.......                                                          (9,013)
                                                                                              ----------
  Total held-to-maturity securities
     (net)..............................                                                         613,340
                                                                                              ----------
Equity securities not practicable to
  fair value............................      17,193           0            0        17,193       17,193
                                          ----------     -------      -------    ----------   ----------
Total Investments in Securities.........  $  715,207    $  5,765     $ 40,408    $  680,564   $  700,355
                                          ==========     =======      =======    ==========   ==========

     The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, 1995, by contractual maturity, were as follows:

                                                     AVAILABLE-FOR-SALE           HELD-TO-MATURITY
                                                  ------------------------     -----------------------
                                                  AMORTIZED        FAIR        AMORTIZED       FAIR
                                                    COST          VALUE          COST          VALUE
                                                  ---------     ----------     ---------     ---------
                                                                     (IN THOUSANDS)
Due in one year or less.........................  $   2,691      $   2,691     $  19,977     $  16,143
Due after one year through five years...........      6,055          4,530       112,006       116,025
Due after five years through ten years..........    231,382        226,787       431,406       435,746
Due after ten years.............................     11,724         11,641        74,732        77,219
                                                   --------       --------      --------      --------
  Total.........................................  $ 251,852      $ 245,649     $ 638,121     $ 645,133
                                                   ========       ========      ========      ========

     Expected maturities of debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

     Proceeds from the sale of available-for-sale securities were $22.0 million in 1995 and $5.1 million in 1994, with realized gains of $1.8 million and $0.1 million, respectively. Amortized cost was the basis used in computing the realized gains. The net unrealized gain/(loss) net of tax included in shareholder's equity was $(3.8) million and $(3.6) million at December 31, 1995 and 1994, respectively.

     The net unrealized gain on trading securities included in earnings (in thousands) in 1995 was $45.

     Proceeds from the sale of investments in debt securities (in thousands) were $58,251 in 1993, and the resulting gains (in thousands) were $4,888.

NOTE 7 -- SHORT-TERM NOTES PAYABLE

     Short-term notes payable consist entirely of commercial paper. Average interest rates, after giving effect to interest rate exchange agreements, on commercial paper outstanding at December 31, 1995 and 1994, were 6.1% and 6.2% respectively. The interest rate exchange agreements, which expire through 2005, had the effect of fixing interest rates on $259.2 million of debt at December 31, 1995, and $364.2 million of debt at December 31, 1994. The balance outstanding at December 31, 1995, had an average maturity of 24 days. The Company has committed credit lines, wherein it may borrow up to $1.7 billion at floating rates based upon a spread over LIBOR. Of these credit lines, $1.2 billion are under five-year agreements expiring in 2000, and the balance are under one-year agreements. An annual facility fee of .07% to .125% is paid on the unused portion of these credit lines. These lines contain certain provisions related to (a) continuing Ford ownership; (b) limitations on liens; and (c) limitations on activities and indebtedness of subsidiaries. There were no borrowings outstanding on these lines at December 31, 1995.

NOTE 8 -- LONG-TERM DEBT

                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1995             1994
                                                             ------------     ------------
                                                                    (IN THOUSANDS)
        Collateralized:
          7.1% due through 1996............................   $    9,519
          6.3% due through 1995............................                    $    9,719
        Senior:
          1.8% to 9.9% due through 2011....................    3,162,118
          0.0% to 9.9% due through 2011....................                     2,468,828
                                                              ----------       ----------
                  Total....................................   $3,171,637       $2,478,547
                                                              ==========       ==========

     Payments required on long-term debt are (in thousands): 1996, $623,758; 1997, $652,280; 1998, $375,323; 1999, $218,598; 2000, $232,381; and, thereafter,
$1,069,297. Average interest rates on collateralized and senior debt outstanding at December 31, 1995, were 7.1% and 6.9%, respectively.

     Included in long-term debt (in thousands) at December 31, 1995, were obligations of $2,104,118 with fixed interest rates and $1,067,519 with variable interest rates. The Company has entered into agreements to manage exposures to fluctuations in interest rates, primarily interest rate swap agreements. These agreements increased the overall weighted average interest rate to 7.0%, compared with 6.9% excluding these agreements, and effectively decreased the obligations subject to variable interest rates (in thousands) to $797,519.

NOTE 9 -- TAXES ON INCOME

     The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109.

     The provision for taxes on income included:

                                                          YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1995         1994         1993
                                                     --------     --------     --------
                                                               (IN THOUSANDS)
        Deferred:
          United States............................  $ 98,373     $102,546     $ 97,442
          State....................................    12,393        9,529        7,888
                                                     --------     --------     --------
                  Total deferred...................   110,766      112,075      105,330
                                                     --------     --------     --------
        Current:
          United States............................   (49,953)     (62,018)     (60,636)
          State....................................      (286)         528          240
          Foreign..................................       217          188          185
                                                     --------     --------     --------
                  Total current....................   (50,022)     (61,302)     (60,211)
                                                     --------     --------     --------
                  Total............................  $ 60,744     $ 50,773     $ 45,119
                                                     ========     ========     ========

     Deferred income taxes reflect the estimated future tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities were as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             -------------------------
                                                               1995             1994
                                                             --------         --------
                                                                  (IN THOUSANDS)
        Deferred tax liability
          Leasing transactions.............................  $579,790         $433,624
          Notes payable....................................    17,159           45,137
          Other............................................     9,977            9,705
                                                             --------         --------
                                                              606,926          488,466
                                                             --------         --------
        Deferred tax asset
          Allowance for credit losses......................    23,322           22,712
          Employee benefit plans...........................     9,661            8,887
          State net operating loss carry forwards..........    36,597           30,287
          Other............................................     2,421            2,279
                                                             --------         --------
                                                               72,001           64,165
                                                             --------         --------
        Net deferred tax liability.........................  $534,925         $424,301
                                                             ========         ========

     Under the Company's tax sharing agreement with Ford Holdings, state net operating loss carry forwards will be recovered in future periods as an offset to future state tax liabilities.

     The provision for taxes on income differed from the normal statutory rate for the following reasons:

                                                                        YEARS ENDED
                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                   1995     1994     1993
                                                                   ----     ----     ----
      Normal U.S. tax rate.......................................  35.0%    35.0%    35.0%
      State taxes, less U.S. tax benefit.........................   4.0      4.1      4.4
      Goodwill...................................................   1.0      1.2      1.6
      Rate adjustment on U.S. deferred taxes.....................    --       --      4.6
      Income taxed at reduced rates:
        Foreign sales corporations...............................  (1.7)    (1.9)    (2.2)
        Dividends received deduction.............................  (6.2)    (5.8)    (5.6)
        Government obligations...................................  (0.6)    (0.9)    (0.9)
      Section 42 Housing Credits.................................  (0.4)      --       --
      Other -- net...............................................  (0.1)     0.1       --
                                                                   ----     ----     ----
      Provision for taxes........................................  31.0%    31.8%    36.9%
                                                                   =====    =====    =====

     The deferred tax assets and liabilities were restated effective January 1, 1993, to reflect the increase of the U.S. corporate tax rate to 35% from 34%, resulting in additional tax provision in 1993 of $5.6 million.

     At December 31, 1995, investment tax credit carry forwards of approximately $600,000 are available to reduce future federal income tax liabilities and expire between 1997 and 1999 if not utilized.

     Federal income taxes (payable to)/receivable from Ford Holdings (in thousands) were: $(4,301) at December 31, 1995, and $5,573 at December 31, 1994.

NOTE 10 -- COMMITMENTS

     The Company leases office facilities and equipment under operating leases. The equipment leased by the Company is for sublease to end-user lessees under operating leases of various terms. New leases are arranged when the equipment is returned to the Company. Rental expense (in thousands) for all operating leases was $8,107 in 1995, $9,423 in 1994, and $11,574 in 1993; and sublease income was
$4,770, $5,403, and $6,129, respectively. Future minimum rentals (excluding executory costs) and related sublease income under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 1995, were:

                                                     OFFICE       RENTAL       SUBLEASE      NET
                                                     FACILITIES  EQUIPMENT     INCOME      RENTALS
                                                     -------     ---------     -------     -------
                                                                    (IN THOUSANDS)
1996...............................................  $ 2,704      $ 3,766      $ 3,811     $ 2,659
1997...............................................    2,685        3,329        2,696       3,318
1998...............................................    2,569        3,329        1,550       4,348
1999...............................................    1,890        1,789          629       3,050
2000...............................................    1,860           --          122       1,738
Thereafter.........................................    3,707           --           --       3,707
                                                     -------      -------       ------     -------
          Total                                      $15,415      $12,213      $ 8,808     $18,820
                                                     =======      =======       ======     =======

NOTE 11 -- PENSIONS

     The Company sponsors a defined contribution retirement plan comprising a profit sharing part and a deferred compensation matching contribution part which covers substantially all of its employees. The combined contribution for profit sharing and deferred compensation match is limited to 10% of a participant's qualified earnings. Under the profit sharing part, contributions are determined as 6.9% of each covered participant's qualified earnings, plus an additional 5.7% of earnings above the Social Security maximum taxable amount. Profit sharing cost represents contributions minus forfeited amounts of terminated participants. Under the deferred compensation part, contributions (cost) are determined for eligible participants as 75 cents per dollar of deferred compensation for the first 3% of compensation plus 25 cents per dollar for the next 3%, up to 6% of compensation. The total cost of the retirement plan (in thousands) amounted to $2,118 in 1995, $2,750 in 1994, and $3,500 in 1993.

NOTE 12 -- TRANSACTIONS WITH AFFILIATED COMPANIES

     The Company provides administrative services for Ford Credit and other Ford affiliates, for which the Company is reimbursed. Ford also provides administrative services to the Company, for which Ford is reimbursed. The Company believes that these arrangements, which are not covered by any formal agreement between the Company, Ford Credit, and Ford or its affiliates, are mutually beneficial. Assessments for services by the Company to Ford Credit and other affiliates were (in thousands): 1995, $12,458; 1994, $11,746; 1993,
$12,423; and assessments by Ford to the Company were $1,700, $1,900, and $2,280, respectively.

     In 1992, the Company purchased equipment and the remaining payments under an existing operating lease agreement due from Ford. In December 1992, the lease with Ford was renewed with upgraded equipment, purchased for $28.2 million, and classified as a finance lease with an initial lease term of 42 months. The revenue earned under the finance lease was $0.9 million in 1995, $1.6 million in 1994, and $2.2 million in 1993.

     The Company acts as Ford's lease advisor, primarily in the arrangement of leases of data processing and office equipment for use by Ford, and as such receives broker fees from the ultimate lessor. Such fees (in thousands) were $1,910 in 1995, $1,325 in 1994, and $1,591 in 1993. In addition, an agreement with Ford provided for payment by Ford to the Company of broker fees in 1993 (in thousands) totaling $955 for the negotiation and arrangement of the sale and leaseback of equipment.

     The Company receives fees for the management of railcars for Ford Credit. Such fees (in thousands) were $551 in 1995, $515 in 1994, and $294 in 1993.

     In 1995 and 1994, the Company declared a dividend, effective December 31, in the amount of $40 million and $100 million, respectively, which were paid to Ford Holdings in January 1996 and 1995. The accrued dividend is included in the Payable to Ford and Affiliates caption on the December 31, 1995 and 1994 Consolidated Balance Sheets. In 1993, Ford Holdings made a capital contribution to the Company of $40 million.

     The Company acts as general partner to a limited partnership in which it has a 23% equity interest. In accordance with the limited partnership agreements, the Company receives fees and other compensation for services provided. Such amounts earned were as follows (in thousands): 1995, $784; 1994, $800; and 1993, $774. Equity income from the partnership, included in consolidated revenues, was as follows (in thousands): 1995, $1,564; 1994, $1,452; and 1993, $1,396.

     In 1989, the Company leased office space from Ford Motor Land Development Corporation, a subsidiary of Ford. The lease, with a term of five years which expired in July 1994, was classified as an operating lease. Rent expense (in thousands) amounted to $471 in 1994 and $701 in 1993. A portion of the leased office space was subleased to several divisions of Ford Motor Company. Sublease income, which included amounts for leasehold improvements and furniture and fixtures, (in thousands) amounted to $529 in 1994 and $1,013 in 1993.

     In the fourth quarter of 1995, Ford announced that it was reviewing possible strategic actions, including the partial or complete sale of the Company. Following this announcement, the Company's Board of Directors reviewed the Company's compensation plans and programs for employees and management in light of a possible change in control of the Company and determined that certain additions and changes to such plans and programs should be made and that certain further programs should be adopted. These actions were approved by Ford. The Company expects to be reimbursed by Ford for any resulting incremental costs.

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

     The following table summarizes the interest rate contracts that the Company uses to manage its interest rate risk:

                                                      DECEMBER 31, 1995             DECEMBER 31, 1994
                                                  -------------------------     -------------------------
                                                  NOTIONAL      TERMINATION     NOTIONAL      TERMINATION
                                                  PRINCIPAL        VALUE        PRINCIPAL        VALUE
                                                  ---------     -----------     ---------     -----------
                                                                       (IN MILLIONS)
Interest Rate Swaps-Net Receivable Position.....   $ 568.4        $  31.5       $   890.4       $  20.7
Interest Rate Swaps-Net Payable Position........     989.4          (37.2)        1,058.0         (20.1)
Interest Rate Caps..............................      27.0            0.1            34.8           0.9

NOTE 14 -- OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company has issued a financial guarantee in support of a line of credit entered into by an affiliate of Ford. This affiliate, located in Australia, was previously a subsidiary of the Company, which retains management responsibility for its operations. The line of credit expires in 1996. At December 31, 1995, the financial guarantee issued totaled $3.0 million, and the outstanding balance subject to such guarantee was $1.5 million. This remaining debt was repaid in January 1996.

     Additionally, under two domestic lease transactions arranged by the Company for others, the Company guaranteed under certain conditions that the lessor will receive additional rents of specified amounts after the original lease terms expire. The expiration dates are between 1996 and 2001. At December 31, 1995, such guarantees totaled $17 million. The Company has not provided collateral or other security to support financial instruments with credit risk.

     At December 31, 1995, the Company had committed to purchase railcars in the amount of $74 million, to be included in its operating lease inventory in 1996.

     The Company has also entered into several commitment agreements with third parties contemplating possible first mortgage loans and equipment leases. The interest rates on the first mortgage loan commitments represent a spread over average prime or LIBOR and they have various expiration dates through 2000. At December 31, 1995, such commitments totaled approximately $128 million.

     The Company has entered into other revolving loan commitments which contain potential risk of loss. Neither the face amounts of these commitments, their fair value, nor the potential risk of loss was considered to be significant at December 31, 1995.

NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1995, and December 31, 1994. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                   1995                            1994
                                        ---------------------------     ---------------------------
                                         CARRYING          FAIR          CARRYING          FAIR
                                          AMOUNT           VALUE          AMOUNT           VALUE
                                        -----------     -----------     -----------     -----------
                                                              (IN THOUSANDS)
Notes receivable (Note 5).............  $ 1,039,597     $ 1,049,380     $   824,619         837,824
Investment in securities (Note 6).....    1,064,841       1,082,344         700,355         680,564
Short-term notes payable (Note 7).....   (1,417,754)     (1,417,754)     (1,337,601)     (1,337,601)
Long-term debt (Note 8)...............   (3,171,637)     (3,260,669)     (2,478,547)     (2,383,014)
Derivatives relating to debt (Note 13)
  Interest rate swaps-net rec.
     position.........................          N/A          31,461             N/A          20,713
  Interest rate swaps-net pay.
     position.........................          N/A         (37,163)            N/A         (20,065)
  Interest rate caps..................          N/A              62             N/A             922
Guarantees and commitments (Note
  14).................................          N/A             202             N/A             209

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

          INVESTMENT IN SECURITIES are estimated primarily by market and dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Debt securities are also valued using the discounted future cash flows based upon current rates of similar debt instruments traded when a market quote of a similar investment is not available.

          SHORT-TERM NOTES PAYABLE are estimated at their carrying amount because of the short maturity of these instruments.

          LONG-TERM DEBT is estimated by discounting the future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities. It is the Company's policy to follow a strategy of match-funding all financing, and as such, the Company believes that the change in the fair market value of its debt would be offset by a corresponding increase in the estimated fair value of its investment in leases.

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

     A significant portion of the Company's business activity is with customers and businesses located in California. As of December 31, 1995 and 1994, the Company's net finance and operating leases, notes receivable and investments in California totaled approximately $804 million and $627 million, respectively. There were no other significant regional, industrial or group concentrations at December 31, 1995, or December 31, 1994.

     The Company generally requires the leased asset to serve as collateral for the lease. The collateral consists principally of autos, computers and peripherals, office furnishings, copiers, railcars, aircraft, and industrial facilities. Notes receivable are collateralized by first mortgages on real estate or equipment. Investments are not collateralized.

NOTE 17 -- POSTRETIREMENT BENEFITS

     The Company sponsors defined benefit postretirement health care plans that provide medical and life insurance coverage to retirees and their dependents. The cost of retiree and dependent medical coverage is shared between the Company and the retiree. The life insurance plan is noncontributory. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's past practice. The Company defines a maximum amount (or "cap") that it will contribute toward the health benefits of each retiree. This cap is re-determined annually and is based on the individual retiree's number of dependents. The Company has a history of increasing this cap. Over the last seven years the aggregate increase in the cap approximates the average increase in the underlying premium costs of the program. This valuation assumed that in future years the Company will continue to increase the cap at the average rate of increase of the underlying cost of the retiree benefit program. However, benefits and eligibility rules may be modified by the Company from time to time.

     The following table sets forth the plans' combined funded status reconciled with the amount shown in the Company's statement of financial position at December 31:

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION:

                                                                    1995        1994
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Retirees.................................................  $(2,255)    $(2,484)
        Fully eligible plan participants.........................     (627)       (469)
        Other active plan participants...........................   (2,736)     (2,697)
                                                                   --------    --------
                                                                    (5,618)     (5,650)
        Plan assets at fair value................................        0           0
                                                                   --------    --------
          Accumulated postretirement benefit obligation in excess
             of plan assets......................................   (5,618)     (5,650)
        Unrecognized net (gain)/loss from past experience
          different from that assumed and from changes in
          assumptions............................................   (2,397)     (1,701)
                                                                   --------    --------
        Accrued postretirement benefit cost......................  $(8,015)    $(7,351)
                                                                   ========    ========

     The Company's postretirement plans are underfunded; the accumulated postretirement benefit obligation and plan assets for the plan at December 31, 1995, (in thousands) are $5,618 and $0, respectively.

NET PERIODIC POSTRETIREMENT BENEFIT COST INCLUDED THE FOLLOWING COMPONENTS:

                                                                    1995        1994
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Service cost -- benefits attributed to service during the
          period.................................................  $   384     $   460
        Interest cost on accumulated postretirement benefit
          obligation.............................................      484         426
        Net amortization and deferral............................      (67)         (6)
                                                                   -------     -------
        Net periodic postretirement benefit cost.................  $   801     $   880
                                                                   =======     =======
        Assumption: Discount rate at year-end....................    7.25%       8.75%

     For measurement purposes, 7.5% and 5.0% annual rates of increase in the per capita cost of postretirement medical benefits were assumed for 1995 for the under age 65 indemnity and HMO and over age 65 indemnity plans, respectively; the rates were assumed to decrease gradually to 5.0% for 2001 and remain at that level thereafter. The comparable rates assumed for 1994 were 9% and 7.5% for the under age 65 indemnity and HMO and over age 65 indemnity plans, respectively. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by $838,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $153,000.

                                                                     SCHEDULE II

                USL CAPITAL CORPORATION AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                             COLUMN C
                                                       ---------------------
                                                                                                  COLUMN E
                                        COLUMN B             ADDITIONS                            --------
                                      ------------          CHARGED TO                            BALANCE
              COLUMN A                  BALANCE        ---------------------       COLUMN D        AT END
------------------------------------  AT BEGINNING     COST AND      OTHER       ------------        OF
           CLASSIFICATION              OF PERIOD       EXPENSE      ACCOUNTS     (DEDUCTIONS)      PERIOD
------------------------------------  ------------     --------     --------     ------------     --------
                                                                 (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1995
Allowance for Doubtful Accounts.....    $ 58,190       $  5,679                     $4,114(1)     $59,755
Allowance for Losses(2).............         905                                       287(1)         618
Allowance for Residual
  Valuation(3)......................       2,680                                     2,680(1)           0
YEAR ENDED DECEMBER 31, 1994
Allowance for Doubtful Accounts.....    $ 54,529       $  8,296                     $4,635(1)     $58,190
Allowance for Losses(2).............         990                                        85(1)         905
Allowance for Residual
  Valuation(3)......................           0          2,680                                     2,680
YEAR ENDED DECEMBER 31, 1993
Allowance for Doubtful Accounts.....    $ 39,888       $ 24,454                     $9,813(1)     $54,529
Allowance for Losses(2).............         359            298       $384(4)           51(1)         990

---------------
(1) Write-offs, net of recoveries.

(2) Principally included in "Inventory held for sale or lease" caption on the balance sheet.

(3) Included in "Residual value" caption on the balance sheet, the purpose for which related to certain computer equipment.

(4) Reclassification

                                 EXHIBITS INDEX

                                                                                         PAGE
                                                                                         -----
   (3)A.    Copy of the Certificate of Incorporation of United States Leasing Interna-
            tional, Inc., a Delaware Corporation filed with the Secretary of State of the State of Delaware on August 15, 1986, and filed as Exhibit 3(A) to the
            Company's Annual Report on Form 10-K for the year ended December 31, 1993,
            is incorporated herein by this reference...................................    *
      B.    Copy of the Agreement of Merger pursuant to which United States Leasing
            International, Inc., a California corporation, merged into United States
            Leasing International, Inc., a Delaware corporation filed with the
            Secretary of State of the State of Delaware on October 27, 1986, and filed as Exhibit 3(B) to the Company's Annual Report on Form 10-K for the year
            ended December 31, 1993, is incorporated hereby by this reference..........    *
      C.    Copy of the Certificate of Amendment of Certificate of Incorporation of
            United States Leasing International, Inc., pursuant to which United States
            Leasing International, Inc. changed its name to USL Capital Corporation filed with the Secretary of State of the State of Delaware on November 12,
            1993, and filed as Exhibit 3(C) to the Company's Annual Report on Form 10-K
            for the year ended December 31, 1993, is incorporated herein by this
            reference..................................................................    *
      D.    Copy of Bylaws, as amended, through April 28, 1994.........................   42
   (4)A.    Copy of Indenture dated as of January 15, 1986, between the Company and
            The Chase Manhattan Bank (National Association), Trustee, including forms of Debt Security and Medium Term Note, filed as Exhibit (4)A to the
            Company's Annual Report on Form 10-K for the year ended December 31, 1991,
            is incorporated herein by this reference...................................    *
      B.    Copy of Supplemental Indenture dated as of October 27, 1986, between the
            Company and The Chase Manhattan Bank (National Association), Trustee, filed as Exhibit (4)B to the Company's Annual Report on Form 10-K for the year
            ended December 31, 1993, is incorporated herein by this reference..........    *
      C.    Copy of Second Supplemental Indenture dated as of December 1, 1988, to
            Indenture dated as of January 15, 1986, between the Company and The Chase
            Manhattan Bank (National Association), Trustee, filed as Exhibit (4)C to the Company's Annual Report on Form 10-K for the year ended December 31,
            1993, is incorporated herein by this reference.............................    *
      D.    Copy of Indenture dated as of July 1, 1991, between the Company and The
            First National Bank of Chicago, Trustee, including forms of Debt Security and Medium Term Note, filed on July 15, 1991 as Exhibits 4.1, 4.2, and 4.3, respectively, to the Company's Registration Statement on Form S-3 (File No.
            33-4165) is incorporated herein by this reference..........................    *
      E.    Copy of the Indenture dated as of November 15, 1994, between the Company and The Chase Manhattan Bank (National Association), Trustee, including forms of Debt Security and Medium Term Note, filed on December 13, 1994, as
            Exhibits 4.1, 4.2 and 4.3, respectively, to the Company's Registration
            Statement on Form S-3 (File No. 33-56839) is incorporated herein by this
            reference..................................................................    *
  (10)A.    Copy of Asset Purchase Agreement among USLI Fleet Financing, Inc., Asset
            Securitization Cooperative Corporation, Canadian Imperial Bank of Commerce
            and United States Leasing International, Inc., dated as of December 23,
            1991, filed as Exhibit 10(A) to the Company's Annual Report on Form 10-K
            for the year ended December 31, 1991, is incorporated herein by this
            reference..................................................................    *

                                                                                         PAGE
                                                                                         -----
      B.    Copy of Purchase Agreement between United States Leasing International,
            Inc. and USLI Fleet Financing, Inc., dated as of December 23, 1991, filed as Exhibit 10(B) to the Company's Annual Report on Form 10-K for the year
            ended December 31, 1991, is incorporated herein by this reference..........    *
      C.    Copies of the First and Second Amendments to Asset Purchase Agreement among
            USLI Fleet Financing, Inc., Asset Securitization Cooperative Corporation,
            Canadian Imperial Bank of Commerce and United States Leasing International,
            Inc., dated as of December 23, 1991, filed as Exhibit (10)C to the
            Company's Annual Report on Form 10-K for the year ended December 31, 1993
            is incorporated herein by this reference...................................    *
      D.    First Amendment to Purchase Agreement between United States Leasing
            International, Inc. and USLI Fleet Financing, Inc., dated as of December
            23, 1991, filed as Exhibit (10)D to the Company's Annual Report on Form
            10-K for the year ended December 31, 1993, is incorporated herein by this
            reference..................................................................    *
    (12)    Computation of Ratio of Earnings to Fixed Charges..........................   40
    (23)    Consent of Independent Public Accountants (with respect to the Company's
            current Registration Statement on Form S-3)................................   41

---------------
* Incorporated by Reference.