Form 10-Q
period 1996-03-31
USL CAPITAL CORP/
filed 1996-05-14
CIK 101679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549-1004

                          Form 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1996

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

     As of May 14, 1996, the Registrant had outstanding 10 shares of Common Stock, all of which were owned by Ford Holdings, Inc.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b), AND IS THEREFORE FILING THIS FORM 10-Q WITH REDUCED DISCLOSURE FORMAT.

                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES




                                   I N D E X


                                                                      Page No.

Part I - Financial Information:

       Item 1. Financial Statements

              Consolidated Balance Sheets --
               March 31, 1996 and December 31, 1995 ......................3

              Consolidated Statements of Income --
               Three months ended March 31, 1996 and 1995 ................4

              Condensed Consolidated Statements of Cash Flows
               Three months ended March 31, 1996 and 1995 ................5

              Notes to Condensed Consolidated Financial
               Statements ................................................6

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations .............7

Part II - Other Information:

       Item 6. Exhibits and Reports on Form 8-K .........................10
               Signatures ...............................................11

                   USL CAPITAL CORPORATION
                   AND SUBSIDIARY COMPANIES

                 CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                   March 31,     December 31,
(In thousands)                                       1996           1995

ASSETS
Cash and equivalents                           $      9,800     $    11,474
Investment in finance leases                      2,558,358       2,548,944
Notes receivable                                  1,107,138       1,039,597
Investment in operating leases                      906,014         904,391
Investment in leveraged leases                      435,057         438,504
Investment in securities                          1,143,842       1,064,841
Inventory held for sale or lease                    120,084         107,514
Other receivables                                    14,997          21,759
Investment in associated companies                   17,177          17,215
Office facilities at cost less accumulated
 depreciation                                         8,960           8,741
Goodwill                                            176,123         177,551
Other assets                                         19,448          20,231
                                                     ------          ------
     Total assets                               $ 6,516,998     $ 6,360,762
                                                 ==========      ==========


LIABILITIES
Short-term notes payable                        $1,698,504     $ 1,417,754
Accounts payable                                    33,110          83,849
Accrued liabilities and lease deposits             187,338         205,186
Payable to Ford and affiliates                      17,159         109,557
Deferred taxes on income                           550,060         534,925
Long-term debt                                   3,153,546       3,171,637
                                                 ---------       ---------
     Total liabilities                           5,639,717       5,522,908
                                                 =========       =========

COMMITMENTS AND CONTINGENCIES                          -             -

SHAREHOLDER'S EQUITY
Common stock                                           *             *
Additional capital                                 521,425        521,425
Net unrealized (loss) on available-for-sale
 securities                                         (3,878)        (3,782)
Retained earnings                                  359,734        320,211
                                                   -------        -------
     Total shareholder's equity                    877,281        837,854
                                                   -------        -------
     Total liabilities and shareholder's
      equity                                    $6,516,998    $ 6,360,762
                                                 =========      =========

* Less than one thousand dollars

See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   USL CAPITAL CORPORATION
                   AND SUBSIDIARY COMPANIES


              CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
                                                          March 31,
(Unaudited; in thousands)                              1996        1995
                                                       ----        ----

REVENUES                                            $187,396     $155,584
                                                     -------      -------

EXPENSES
Sales, administrative and general                     18,137       16,963
Interest                                              75,763       66,082
Depreciation -- operating leases                      32,214       29,329
Other                                                  6,011        5,062
                                                       -----        -----
     Total expenses                                  132,125      117,436
                                                     -------      -------
Income before taxes on income                         55,271       38,148
Taxes on income                                       15,748       12,206
                                                      ------       ------

NET INCOME                                          $ 39,523     $ 25,942
                                                      ======      =======


See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   USL CAPITAL CORPORATION
                   AND SUBSIDIARY COMPANIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                           March 31,
(Unaudited; in thousands)                              1996         1995
                                                       ----         ----
Net cash flows from operating activities          $    30,699    $  39,121
                                                       ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES
Recovery of equipment costs and residual interests    212,542      179,820
Cost of equipment acquired for lease                 (255,644)    (220,245)
Notes receivable investments                         (163,758)     (46,109)
Collections on notes receivable investments            84,880       21,879
Purchase of held-to-maturity securities               (19,703)      (5,372)
Maturity of held-to-maturity securities                24,320        4,611
Purchase of available-for-sale securities             (42,616)     (19,966)
Sale and maturity of available-for-sale securities     20,535        3,147
Purchase of other equity securities not subject
 to SFAS 115                                          (64,633)         -
Increase in deferred initial direct costs              (3,195)      (2,257)
Other                                                   1,517       (4,821)
                                                        -----        -----
  Net cash used in investing activities              (205,755)     (89,313)
                                                      -------       ------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                      87,946     278,826
Long-term debt repaid                                 (106,037)   (159,585)
Net increase in short-term borrowings                  280,750      24,865
(Decrease) in funds collected for affiliates           (49,277)       -
Dividend to parent                                     (40,000)   (100,000)
                                                        ------     -------
  Net cash provided by financing activities            173,382      44,106
                                                       -------     -------
  Increase in cash and equivalents                      (1,674)     (6,086)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD             11,474      16,226
                                                        ------      ------
CASH AND EQUIVALENTS AT END OF PERIOD              $     9,800   $  10,140
                                                         -----      ------
                                                         -----      ------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid                                      $    59,228   $  49,996
Income taxes paid                                           96          68

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES
Accrued interest on bond accretion and notes
  receivable added to principal                    $     1,086   $  1,057
Lease equipment and notes receivable transferred
  to inventory held for sale or lease                   11,107      1,028
Fair market value adjustment on available-for-sale
  securities                                              (155)       538

See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   USL CAPITAL CORPORATION
                   AND SUBSIDIARY COMPANIES


     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 1995 consolidated balance sheet included herein is derived from the audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995, but does not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the significant accounting policies and notes to consolidated financial statements included in the Form 10-K for the year ended December 31, 1995. Certain amounts have been reclassified to conform to the 1996 presentation.

     The Company is a wholly-owned subsidiary of Ford Holdings, Inc., the common stock of which is owned by Ford Motor Company ("Ford") and Ford Motor Credit Company, a wholly-owned subsidiary of Ford.

2.   IMPAIRMENT OF LONG-LIVED ASSETS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", effective January 1, 1996. The effect on the Company's financial statements was not material.

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

RESULTS OF OPERATIONS


            Revenues, Expenses and Operating Profit

                                   Three Months Ended     1996 vs. 1995
                                       March 31,        Increase/(Decrease)
(In thousands)                       1996       1995       Amount        %
Revenues                            $187,396   $155,584   $ 31,812         20%
                                     -------    -------    -------         --

Expenses
  Sales, admin. & general             18,137     16,963      1,174          7
  Interest                            75,763     66,082      9,681         15
  Depreciation                        32,214     29,329      2,885         10
  Other expenses                       6,011      5,062        949         19
                                       -----      -----        ---         --

  Total expenses                     132,125    117,436     14,689         13
                                     -------    -------     ------         --

Operating Profit                   $  55,271  $  38,148   $ 17,123         45%
                                     =======    =======     ======         ==

Revenues
     Consolidated revenues increased $32 million or 20% during the first three months of 1996 primarily as a result of a 22% increase in average earning assets. The increased revenues also result from a $12 million increase in gain on asset sales, primarily in the Municipal and Corporate Financing and the Transportation and Industrial Financing business units.

Expenses
     Total expenses for the first three months of 1996 increased $15 million or 13%, and are discussed below.

     Sales, administrative and general expenses increased $1 million or 7% in the first three months of 1996. The increase is a result of higher expenses to support the growing portfolio of earning assets and normal inflationary increases offset in part by improved operating cost performance.

     Interest expense increased $10 million or 15% for the three-month period, reflecting an increase during the period in average borrowings from $3.89 billion in 1995 to $4.70 billion in 1996 to finance earning assets. This increase was offset in part by a decrease in borrowing rates, which averaged 6.4% in the first three months of 1996 compared to 6.8% in the 1995 period.

     Depreciation expense on operating lease equipment increased $3 million or 10% in the 1996 three-month period, resulting from the 20% or $216 million increase in the average investment in the cost of operating lease equipment during the period. Of the increase in operating lease equipment, railcars in the Rail Services business unit, which have longer useful lives and depreciate more slowly than other operating lease equipment, increased $165 million or 34%.

     Other Expenses increased $1 million or 19% in the 1996 first three months due principally to a higher provision for losses (see Credit loss experience).

Income before taxes on income
      Based upon the discussion above, operating profit for the first three months of 1996 improved $17 million or 45% compared with the first three months of 1995 results.

Taxes on income

     Income tax expense was 28.5%of income before taxes in the 1996 three-month period compared with 32.0% in the same 1995 period. The decrease is primarily a result of the effect on the 1996 expense of tax benefits associated with the Company's investments in qualified low income housing transactions.

RECENT DEVELOPMENTS
     As previously reported, Ford is investigating the sale of all or a portion of the Company.

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

   The table below shows certain information on the Company's allowance for doubtful accounts related to earning assets for the periods indicated:

                                  Three Months Ended    Twelve Months Ended
                                        March 31,           December 31,
                                    1996      1995             1995
                                    ----      ----             ----
Allowance for doubtful accounts
 (in millions)
  Beginning balance               $    60    $   58         $     58
  Provision                             2         1                6
  Charge-offs - net                     0        (1)              (4)
                                        -        --               --
  Ending balance                  $    62    $   58         $     60
                                   ======     =====          =======

Percent of earning assets             1.0%      1.1%             1.0%

Total balance of accounts receivable
 over 90 days past due at period end
 (in millions)                    $    18    $   33         $     23
Percent of earning assets             0.3%      0.6%             0.4%

Total earning assets (in millions)
  Investment in finance leases
   - net                          $ 2,558    $ 2,414        $  2,549
  Investment in operating leases
   - net                              906        725             904
  Investment in leveraged leases
   - net                              435        279             438
  Notes receivable                  1,107        849           1,040
  Investment in securities          1,144        720           1,065
  Inventory held for sale or lease    120         92             108
  Investment in associated companies   17         18              17
                                       --         --              --
  Total                           $ 6,287    $ 5,097        $  6,121
                                   ======     ======         =======

  During the first three months of 1996, accounts receivable over 90 days past due decreased $5 million, as a result of the completion of foreclosure on an office/retail complex, which was collateral for a $10 million note which was delinquent at December 31, 1995. This decrease in accounts receivable over 90 days past due was offset in part primarily by three delinquent leases with gross receivables totaling $4 million. Management is currently in the process of attempting to restructure these transactions. Additions to the provision increased $1 million when compared to the first three months of 1995, as a result of management's evaluation of the adequacy of the allowance for doubtful accounts.

  Management has determined that one $6 million collateralized note will likely become over 90 days past due by the end of the 1996 second quarter. The account has been placed on non-accrual status, and management is presently reviewing its options.

Earning assets by business unit

  The table below summarizes the earning assets by business unit as a percentage of the total.


                                             March 31,        December 31,
                                           1996      1995        1995

Business Equipment Financing                23%       25%          23%
Transportation and Industrial Financing     26        24           26
Fleet Services                              11        12           11
Municipal and Corporate Financing           20        19           20
Real Estate Financing                        8         9            8
Rail Services                               12        11           12
                                            --        --           --

  Total                                    100%      100%         100%
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


                              USL CAPITAL CORPORATION



May 14, 1996                   By: /s/ Joseph J. Mahoney
Date                               Joseph J. Mahoney
                                   Senior Vice President and
                                   Chief Financial Officer



May 14, 1996                   By:  /s/ Robert A. Keyes, Jr.
Date                                Robert A. Keyes, Jr.
                                    Vice President, Corporate Controller

                                                             Exhibit 12

                    USL CAPITAL CORPORATION
                   AND SUBSIDIARY COMPANIES


       COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                                    Three Months Ended
                                                         March 31,
(Unaudited; in thousands)                            1996         1995
                                                     ----         ----
Earnings:
Income before taxes on income per statement
 of income                                       $  55,271     $  38,148
Add
  Fixed charges                                     76,423        66,794
  Distributions and proceeds in excess of net
   income of associated companies                       39            10
                                                        --            --

Income as adjusted                               $ 131,733     $ 104,952
                                                   =======       =======
Fixed Charges:
Interest on indebtedness including amortization
 of debt issue costs and discount or premium
 thereon                                         $  75,763     $  66,082
Interest factor of annual rentals (1)                  660           712
                                  --                   ---           ---

Fixed charges                                    $  76,423     $  66,794
                                                   =======       =======

Ratio of earnings to fixed charges                     1.7           1.6
                                                       ===           ===

(1) The interest portion of annual rentals is estimated to be one-third of such rentals.