Form 10-Q
period 1996-06-30
USL CAPITAL CORP/
filed 1996-08-14
CIK 101679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                          Commission file number 1-4976


                             USL Capital Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       94-1360891
- ------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


733 Front Street, San Francisco, California                         94111
- -------------------------------------------                       ----------
  (Address of principal executive offices)                        (Zip Code)


                                 (415) 627-9000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

         As of August 14, 1996, the Registrant had outstanding 10 shares of Common Stock, all of which were owned by Ford Holdings, Inc.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b), AND IS THEREFORE FILING THIS FORM 10-Q WITH REDUCED DISCLOSURE FORMAT.

                             USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES



                                    I N D E X


                                                                                  Page No.

Part I - Financial Information:

       Item 1.  Financial Statements

                Consolidated Balance Sheets --
                  June 30, 1996 and December 31, 1995 ..........................     3

                Consolidated Statements of Income --
                  Three and six months ended June 30, 1996 and 1995 ............     4

                Condensed Consolidated Statements of Cash Flows
                  Six months ended June 30, 1996 and 1995 ......................     5

                Notes to Condensed Consolidated Financial Statements ...........     6

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations ..................     7

Part II - Other Information:

       Item 5.  Other Informaion ...............................................    11
       Item 6.  Exhibits and Reports on Form 8-K ...............................    12
                Signatures .....................................................    13

                             USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS


                                                           (UNAUDITED)
                                                            JUNE 30,      DECEMBER 31,
(IN THOUSANDS)                                                1996            1995
- ---------------------------------------------------------------------------------------------

ASSETS
Cash and equivalents                                       $   12,087     $   11,474
Investment in finance leases                                2,571,770      2,548,944
Notes receivable                                            1,388,480      1,039,597
Investment in operating leases                                975,453        904,391
Investment in leveraged leases                                443,394        438,504
Investment in securities                                      998,309      1,064,841
Inventory held for sale or lease                              117,982        107,514
Other receivables                                              22,403         21,759
Investment in associated companies                             16,149         17,215
Office facilities at cost less accumulated depreciation         8,940          8,741
Goodwill                                                      174,712        177,551
Other assets                                                   25,347         20,231
                                                           ----------     ----------

          Total assets                                     $6,755,026     $6,360,762
                                                           ==========     ==========


LIABILITIES
Short-term notes payable                                   $1,775,234     $1,417,754
Accounts payable                                               38,079         83,849
Accrued liabilities and lease deposits                        162,371        205,186
Payable to Ford and affiliates                                 29,905        109,557
Deferred taxes on income                                      580,820        534,925
Long-term debt                                              3,254,334      3,171,637
                                                           ----------     ----------

          Total liabilities                                 5,840,743      5,522,908
                                                           ----------     ----------


COMMITMENTS AND CONTINGENCIES                                       -              -

SHAREHOLDER'S EQUITY
Common stock                                                        *              *
Additional capital                                            521,425        521,425
Net unrealized (loss) on available-for-sale securities         (7,801)        (3,782)
Retained earnings                                             400,659        320,211
                                                           ----------     ----------

          Total shareholder's equity                          914,283        837,854
                                                           ----------     ----------

          Total liabilities and shareholder's equity       $6,755,026     $6,360,762
                                                           ==========     ==========


* Less than one thousand dollars


- --------------------------------------------------------------------------------
See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES


                        CONSOLIDATED STATEMENTS OF INCOME

                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                            JUNE 30,                JUNE 30,
                                     --------------------    --------------------
(UNAUDITED; IN THOUSANDS)              1996        1995        1996        1995
- ---------------------------------------------------------------------------------

REVENUES                             $192,313    $164,639    $379,709    $320,223
                                     --------    --------    --------    --------

EXPENSES
Sales, administrative and general      17,775      16,957      35,912      33,920
Interest                               78,009      67,996     153,772     134,078
Depreciation -- operating leases       33,331      29,064      65,545      58,393
Other                                   7,968       7,625      13,979      12,687
                                     --------    --------    --------    --------

          Total expenses              137,083     121,642     269,208     239,078
                                     --------    --------    --------    --------

Income before taxes on income          55,230      42,997     110,501      81,145
Taxes on income                        14,305      13,434      30,053      25,640
                                     --------    --------    --------    --------

NET INCOME                           $ 40,925    $ 29,563    $ 80,448    $ 55,505
                                     ========    ========    ========    ========


- --------------------------------------------------------------------------------
See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                               -----------------------
(UNAUDITED; IN THOUSANDS)                                                         1996         1995
- ------------------------------------------------------------------------------------------------------

Net cash flows from operating activities                                       $ 121,657     $ 142,001
                                                                               ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Recovery of equipment costs and residual interests                               395,507       362,856
Cost of equipment acquired for lease                                            (564,686)     (507,069)
Notes receivable investments                                                    (304,352)     (104,876)
Collections on notes receivable investments                                      172,129        84,375
Purchase of held-to-maturity securities                                          (40,617)      (38,976)
Maturity of held-to-maturity securities                                           28,365        13,158
Purchase of available-for-sale securities                                        (78,064)      (64,503)
Sale and maturity of available-for-sale securities                                30,216         3,128
Purchase of other equity securities not subject to SFAS 115                     (115,072)      (12,901)
Increase in deferred initial direct costs                                         (6,548)       (6,133)
Other                                                                             (8,166)       (1,179)
                                                                               ---------     ---------

    Net cash used in investing activities                                       (491,288)     (272,120)
                                                                               ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                                               484,029       456,078
Long-term debt repaid                                                           (401,332)     (262,094)
Net increase in short-term borrowings                                            357,480        31,016
(Decrease) in funds collected for affiliates                                     (29,933)            -
Dividend to parent                                                               (40,000)     (100,000)
                                                                               ---------     ---------

    Net cash provided by financing activities                                    370,244       125,000
                                                                               ---------     ---------

    Increase in cash and equivalents                                                 613        (5,119)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                       11,474        16,226
                                                                               ---------     ---------

CASH AND EQUIVALENTS AT END OF PERIOD                                          $  12,087     $  11,107
                                                                               =========     =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid                                                                  $ 153,149     $ 134,382
Income taxes paid                                                                    132           268

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES
Accrued interest on bond accretion and notes receivable added to principal     $   2,192     $   2,178
Lease equipment and notes receivable transferred to inventory
    held for sale or lease                                                        20,092         2,552
Fair market value adjustment on available-for-sale securities                     (6,591)        3,898
Deferred and commitment fees transferred to notes receivable                       1,914             -


- --------------------------------------------------------------------------------
See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

RECENT DEVELOPMENTS

     As previously reported, Ford has stated that it intends to sell the Company's businesses separately to achieve the highest value for the Company's assets.

     On July 1, 1996, the Company completed the sale of its Fleet Services business unit to Associates Commercial Corporation, a subsidiary of Associates First Capital Corporation, for $873,000,000, subject to post-closing adjustments. On July 31, 1996, the Company completed the sale of its Rail Services business unit to First Union Corporation for $928,000,000, subject to post-closing adjustments. The Company's Rail Services business unit includes over 26,000 rail cars and represented 12% of the Company's earning assets as of June 30, 1996. Both sales were the result of competitive bidding processes.

     On July 26, 1996, Ford and BankAmerica Corporation announced that they had reached agreement for BankAmerica Leasing and Capital Group, affiliates of BankAmerica Corporation, to acquire the Company's Transportation and Industrial Financing portfolio for approximately $1.8 billion. The portfolio consists primarily of leases on aircraft, rail, marine and other industrial equipment and machinery. The Company's Transportation and Industrial Financing business unit represented 25% of the Company's earning assets as of June 30, 1996. These transactions are expected to be substantially completed by September 30, 1996, subject to certain conditions.

     The Company has commenced the sale of the assets of the Municipal and Corporate Financing business unit. At June 30, 1996, $638 million of the assets of this business unit had been sold. As of July 31, 1996, $1.2 billion, representing approximately 90% of the assets of the Municipal and Corporate Financing business unit has been sold.

     On August 6, 1996, Ford Motor Company announced an agreement to sell the Company's Business Equipment Financing Unit to Mellon Bank, N.A., for approximately $1.7 billion. The Business Equipment Financing business unit is a middle-market equipment leasing and financing provider with transactions ranging from $250,000 to $10 million. This business unit represented 22% of the Company's earning assets as of June 30, 1996.

     During the second half of 1996, the Company intends to sell its remaining assets and reduce its staff accordingly. Discussions continue on the sale of the Company's remaining business unit, Real Estate Financing.

     On July 29, 1996, the Company received the requisite number of consents from its bondholders to make certain amendments in certain provisions of the debt agreements covering all $3.2 billion of the Company's long-term debt. On July 31, 1996, the Company and Ford Credit executed supplemental indentures whereby Ford Credit became a co-obligor with the Company on all such debt. As of July 31, 1996, the Company had repaid all outstanding short-term borrowings. Effective August 2, 1996, the Company canceled all existing bank lines. Accordingly, the Company does not anticipate incurring any additional third-party debt. In connection with Ford Credit's becoming co-obligor on the Company's debt agreements, the Company intends that cash proceeds from sales of assets will be loaned to Ford Credit in an amount up to the outstanding debt. The Company intends to lend the remaining excess from the sale of assets to other affiliated companies.

     In order to hedge against changes in the price of certain assets being sold as a result of movements in interest rates, the Company has entered into two interest rate swap agreements. One agreement is for two years with a notional amount of $1.525 billion and the second is a ten year agreement with a notional value of $600 million. The Company expects to terminate and settle these agreements when the assets are sold.


RESULTS OF OPERATIONS

                                   Revenues, Expenses and Operating Profit

                                      Six Months Ended     1996 vs. 1995
                                          June 30,       Increase/(Decrease)
                                   --------------------  -------------------
(In thousands)                       1996        1995      Amount       %
- --------------------------------------------------------------------------
Revenues                           $379,709    $320,223    $59,486     19%
                                   --------    --------    -------     --

Expenses
    Sales, admin. & general          35,912      33,920      1,992      6
    Interest                        153,772     134,078     19,694     15
    Depreciation                     65,545      58,393      7,152     12
    Other expenses                   13,979      12,687      1,292     10
                                   --------    --------    -------     --

    Total expenses                  269,208     239,078     30,130     13
                                   --------    --------    -------     --

Operating Profit                   $110,501    $ 81,145    $29,356     36%
                                   ========    ========    =======     ==

Revenues

    Consolidated revenues increased $59 million or 19% during the first six months of 1996 primarily as a result of a 24% increase in average earning assets. The increased revenues also result from a $17 million increase in gain on asset sales, primarily in the Municipal and Corporate Financing, the Transportation and Industrial Financing and the Rail Services business units.

Expenses

    Total expenses for the first six months of 1996 increased $30 million or 13%, and are discussed below.

    Sales, administrative and general expenses increased $2 million or 6% in the first six months of 1996. The increase is a result of higher expenses to support the increase in the portfolio of earning assets as compared to prior periods and normal inflationary increases offset in part by improved operating cost performance.

    Interest expense increased $20 million or 15% for the six-month period, reflecting an increase during the period in average borrowings from $3.92 billion in 1995 to $4.82 billion in 1996 to finance the growth in earning assets. This increase was offset in part by a decrease in borrowing rates, which averaged 6.4% in the first six months of 1996 compared to 6.8% in the 1995 period.

    Depreciation expense on operating lease equipment increased $7 million or 12% in the 1996 six-month period, resulting from the 21% or $230 million increase in the average investment in the cost of operating lease equipment compared to a year ago. Of the increase in operating lease equipment, railcars in the Rail Services business unit, which have longer useful lives and depreciate more slowly than other operating lease equipment, increased $180 million or 37%.

    Other Expenses increased $1 million or 10% in the 1996 first six months due to a $3 million increase in provision for losses (see Credit loss experience). This was offset in part by a decrease in operating lease expenses of approximately $2 million, primarily as a result of a decline in maintenance expense incurred by the Rail Services business unit. Because of higher utilization of the railcars in 1996, maintenance expense has decreased due to fewer cars being sent to repair shops for routine maintenance.

Income before taxes on income

    Based upon the discussion above, operating profit for the first six months of 1996 improved $29 million or 36% compared with the first six months of 1995 results.

Taxes on income

    Income tax expense was 27.2% of income before taxes in the 1996 six-month period compared with 31.6% in the same 1995 period. The decrease is primarily a result of the effect on the 1996 expense of tax benefits associated with the Company's investments in qualified low income housing transactions.

Other

     As a result of the decision to sell the Company's assets, all security investments previously classified as held-to-maturity were reclassified as available-for-sale as of June 30, 1996. There was no effect on the Company's income as a result of this action.

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

    The table below shows certain information on the Company's allowance for doubtful accounts related to earning assets for the periods indicated:

                                                        SIX MONTHS ENDED           TWELVE MONTHS ENDED
                                                             JUNE 30,                  DECEMBER 31,
                                                      ---------------------        -------------------
                                                       1996          1995                  1995
- ------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts (in millions)
    Beginning balance                                 $   60         $   58               $   58
    Provision                                              6              3                    6
    Charge-offs - net                                     (2)            (3)                  (4)
                                                      ------         ------               ------
    Ending balance                                    $   64         $   58               $   60
                                                      ======         ======               ======

Percent of earning assets                                1.0%           1.1%                 1.0%

Total balance of accounts receivable over
    90 days past due at period end (in millions)      $   24         $   27               $   23
Percent of earning assets                                0.4%           0.5%                 0.4%

Total earning assets (in millions)
    Investment in finance leases - net                $2,572         $2,458               $2,549
    Investment in operating leases - net                 976            735                  904
    Investment in leveraged leases - net                 443            319                  438
    Notes receivable                                   1,389            836                1,040
    Investment in securities                             998            799                1,065
    Inventory held for sale or lease                     118             85                  108
    Investment in associated companies                    16             18                   17
                                                      ------         ------               ------

    Total                                             $6,512         $5,250               $6,121
                                                      ======         ======               ======

     During the first six months of 1996, total accounts receivable over 90 days past due remained virtually unchanged. The completion in March 1996 of foreclosure on an office/retail complex, which was collateral for a $10 million note which was delinquent at December 31, 1995, was offset by new delinquencies, primarily four delinquent leases with gross receivables totaling $5 million. Management is currently in the process of attempting to restructure these transactions or sell its claims to third parties. Additions to the provision increased $3 million when compared to the first six months of 1995, as a result of management's evaluation of the adequacy of the allowance for doubtful accounts.

Earning assets by business unit

     The table below summarizes the earning assets by business unit as a percentage of the total.


                                                       JUNE 30,                DECEMBER 31,
                                                 ------------------            ------------
                                                 1996          1995                1995
- -------------------------------------------------------------------------------------------
Business Equipment Financing                      22%           25%                 23%
Transportation and Industrial Financing           25            25                  26
Fleet Services                                    12            12                  11
Municipal and Corporate Financing                 21            19                  20
Real Estate Financing                              8             9                   8
Rail Services                                     12            10                  12
                                                 ---           ---                 ---

    Total                                        100%          100%                100%
                                                 ===           ===                 ===

                           PART II - OTHER INFORMATION


Item 5. The following information is being provided in lieu of filing a Form 8K:

               For the purposes of Item 2 of Form 8K, the information contained in the second paragraph of Recent Developments on page 7 is incorporated herein by reference.

               For purposes of Item 5 of Form 8K, the information contained in
                Recent Developments beginning on page 7 is incorporated herein by reference.

               For purposes of Item 7 of Form 8K, the following unaudited
                ProForma Condensed Consolidated Financial Statements are filed with this report:

                      ProForma Condensed Consolidated Balance Sheet as of June 30, 1996             Page 14
                      ProForma Condensed Consolidated Statements of Income:
                           Year-end December 31, 1995                                               Page 15
                           Six months ended June 30, 1996                                           Page 16

                    The ProForma Condensed Consolidated Balance Sheet of
               Registrant as at June 30, 1996 reflects the financial position of the Registrant after giving effect to the disposition of the assets of the Fleet Services business unit, the Rail Services business unit, the Transportation and Industrial Financing business unit, the Business Equipment Financing business unit and the Corporate Financing division described in Recent Developments and assumes the dispositions took place on June 30, 1996. The ProForma Condensed Consolidated Statements of Income for the year-ended December 31, 1995 and six months ended June 30, 1996 assumed that the dispositions occurred on January 1, 1995, and are based on the operations of the Registrant for the year-ended December 31, 1995, and six months ended June 30, 1996. Such ProForma Financial Statements also reflect the use of the proceeds to repay commercial paper, offset long-term debt with advances to affiliates, pay taxes, and invest in short-term debt.

                      The unaudited ProForma Condensed Consolidated Financial
                 Statements have been prepared by Registrant based upon assumptions deemed proper by it. The unaudited ProForma Condensed Consolidated Financial Statements presented here are shown for illustrative purposes only and are not necessarily indicative of the future financial position or future results of operations of Registrant that would have actually occurred had the transaction been in effect as of the date or for the periods presented. In addition, it should be noted that the Registrant's financial statements will reflect the dispositions only from the actual closing dates.

                      The unaudited ProForma Condensed Consolidated Financial
                 Statements should be read in conjunction with the historical financial statements and related notes of Registrant.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits
               4.1 Copy of First Supplemental Indenture dated as of July 31, 1996, to Indenture dated as of July 1, 1991, between the Company, Ford Motor Credit Company and The First
                    National Bank of Chicago as Trustee.

               4.2 Copy of First Supplemental Indenture dated as of July 31, 1996, to Indenture dated as of November 15, 1994, between the Company, Ford Motor Credit Company and The Chase Manhattan Bank as Trustee.

               4.3 Copy of Third Supplemental Indenture dated as of July 31, 1996, to Indenture dated as of January 15, 1986, between the Company, Ford Motor Credit Company and The Chase Manhattan Bank as Trustee.

              10.1 Copy of Asset Purchase Agreement dated as of May 22, 1996 by and between First Union Rail Corporation and the Company.

              10.2 Copy of Asset Purchase Agreement dated as of June 19, 1996 by and between Associates Commercial Corporation and the Company.

              12.   Computation of ratio of earnings to fixed charges.

              27.   Financial Data Schedule

           (b) Reports on Form 8-K.

               The registrant filed the following report on Form 8K: On or about July 1, 1996, the Registrant reported under

               Item 2 -  The completion of the sale of the Registrant's
                         Fleet Services business unit to Associates Commercial Corporation, a subsidiary of Associates First Capital Corporation.

               Item 5 - With Ford's stated intention to sell the Registrant's businesses separately, Ford and the Registrant announced an agreement to sell the assets of its Rail Services business to First Union Corp. In addition, it was reported that the Registrant had begun selling off portions of its Corporate Financing division of the Municipal and Corporate Financing business unit and expected to complete the sale of substantially all of its assets by the end of August. It also was reported that the Registrant had commenced a consent solicitation seeking the consent of the Registrant's bond holders to changes to certain provisions of the debt agreements covering $3.2 billion of the Registrant's long-term debt.

               Item 7 - ProForma financial statements giving effect to the disposition of the Fleet Services business unit discussed in Item 2 and the Rail Services business unit and Corporate Financing division described in Item 5.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       USL CAPITAL CORPORATION



August 14, 1996                        By:  /s/ Joseph J. Mahoney
- ------------------------                  -----------------------
Date                                        Joseph J. Mahoney
                                            Senior Vice President and
                                                Chief Financial Officer



August 14, 1996                        By:  /s/ Robert A. Keyes, Jr.
- ------------------------                  --------------------------
Date                                        Robert A. Keyes, Jr.
                                            Vice President, Corporate Controller

PRO FORMA FINANCIAL INFORMATION

USL Capital Corporation and Subsidiaries
Pro Forma Condensed Consolidated Balance Sheet at June 30, 1996
(Unaudited)
(Dollars in Thousands)

                                                             PRO-FORMA ADJUSTMENTS
                                          ----------    -------------------------------    ----------
                                          HISTORICAL       SOLD                            PRO-FORMA
                                           BALANCES     DIVISIONS (a)        OTHER          RESULTS
                                          ----------    -------------------------------    ----------
ASSETS
Cash and equivalents                      $   12,087    $    (4,196)                       $    7,891
Investment in finance leases               2,571,770     (2,519,332)                           52,438
Notes receivable                           1,388,480       (897,767)                          490,713
Investment in operating leases               975,453       (975,453)                                0
Investment in leveraged leases               443,394       (443,394)                                0
Investment in securities                     998,309       (987,969)                           10,340
Notes receivable from affiliates                   0              0    $ 3,844,508 (b)      3,844,508
Other assets                                 190,821       (110,308)        (4,564)(c)         75,949
Goodwill                                     174,712            (14)      (174,698)(d)              0
                                          ----------    -----------    -----------         ----------

     Total assets                         $6,755,026    $(5,938,433)   $ 3,665,246         $4,481,839
                                          ==========    ===========    ===========         ==========

LIABILITIES AND
  SHAREHOLDER'S EQUITY
Short-term notes payable                  $1,775,234                   $(1,775,234)(e)
Accounts payable, accrued
  liabilties, lease deposits and
  payable to Ford & affiliates               230,355    $  (101,195)        (2,257)(f)     $  126,903
Deferred taxes on income                     580,820       (579,299)                            1,521
Long-term debt                             3,254,334         (9,817)                        3,244,517
                                          ----------    -----------    -----------         ----------

     Total liabilties                      5,840,743       (690,311)    (1,777,491)         3,372,941
Shareholder's equity                         914,283                       194,615          1,108,898
                                          ----------    -----------    -----------         ----------

     Total liabilties and
        shareholder's equity              $6,755,026    $  (690,311)   $(1,582,876)        $4,481,839
                                          ==========    ===========    ===========         ==========


(a) To eliminate the assets and liabilities included in the balance sheet of the Company's Fleet Services business unit, Rail Services business unit, Corporate Financing division, Business Equipment Financing business unit, and Transportation and Industrial Financing business unit as of June 30, 1996.

(b) To reflect the lending to Ford Credit and other affiliates of net proceeds remaining after paying down commercial paper and paying taxes.

(c)  To reflect fixed assets sold.

(d)  To reflect the write off of goodwill associated with the sold assets.

(e)  To reflect the repayment of commercial paper.

(f)  To reflect payment of current taxes related to the asset sales.

PRO FORMA FINANCIAL INFORMATION

USL Capital Corporation and Subsidiaries
Pro Forma Condensed Consolidated Statement of Income
For the Year Ended December 31, 1995
(Unaudited)
(Dollars in Thousands)


                                                                PRO-FORMA ADJUSTMENTS
                                           ---------------   ---------------------------  ---------
                                           HISTORICAL            SOLD                     PRO-FORMA
                                            BALANCES         DIVISIONS (a)    OTHER (b)    RESULTS
                                           ---------------   ---------------------------  ---------
REVENUES                                      $678,926         $(630,440)     $224,672     $273,158
                                              --------         ---------      --------     --------

EXPENSES
Sales, administrative and general               65,300           (62,853)                     2,447
Interest                                       276,915          (262,254)      181,383      196,044
Depreciation - operating lease                 116,752          (116,752)                         0
Other                                           24,220           (27,236)                    (3,016)
                                              --------         ---------      --------     --------

    Total expenses                             483,187          (469,095)      181,383      195,475
                                              --------         ---------      --------     --------

Income before taxes on income                  195,739          (161,345)       43,289       77,683
Taxes on income                                 60,744           (45,981)       16,896       31,659
                                              --------         ---------      --------     --------

NET INCOME                                    $134,995         $(115,364)     $ 26,393     $ 46,024
                                              ========         =========      ========     ========



(a) To eliminate the profit and loss of Fleet Services, Rail Services, Corporate Financing, Business Equipment Financing, and Transportation and Industrial Financing for the entire period.

(b) To reflect interest income from notes to affiliates, the reversal of interest expense on the commercial paper effective January 1, 1995, and the related tax effect thereon.

PRO FORMA FINANCIAL INFORMATION

USL Capital Corporation and Subsidiaries
Pro Forma Condensed Consolidated Statement of Income
For the Six Months Ended June 30, 1996
(Unaudited)
(Dollars in Thousands)


                                                    PRO-FORMA ADJUSTMENTS
                                     ----------   --------------------------    ----------
                                     HISTORICAL      SOLD                       PRO-FORMA
                                      BALANCES    DIVISIONS (a)     OTHER (b)    RESULTS
                                     ----------   --------------------------    ----------
REVENUES                              $379,709    $(356,156)        $124,289      $147,842
                                      --------    ---------         --------      --------

EXPENSES
Sales, administrative and general       35,912      (34,565)                         1,347
Interest                               153,772     (150,634)          106,926      110,064
Depreciation - operating lease          65,545      (65,545)                             0
Other                                   13,979      (14,198)                          (219)
                                      --------    ---------          --------     --------

    Total expenses                     269,208     (264,942)          106,926      111,192
                                      --------    ---------          --------     --------

Income before taxes on income          110,501      (91,214)           17,363       36,650
Taxes on income                         30,053      (21,891)            6,777       14,939
                                      --------    ---------          --------     --------

NET INCOME                            $ 80,448    $ (69,323)         $ 10,586     $ 21,711
                                      ========    =========          ========      ========


(a) To eliminate the profit and loss of Fleet Services, Rail Services, Corporate Financing, Business Equipment Financing, and Transportation and Industrial Financing for the entire period.

(b) To reflect interest income from notes to affiliates, the reversal of interest expense on the commercial paper effective January 1, 1995, and the related tax effect thereon.