Form 10-Q
period 1996-09-30
USL CAPITAL CORP/
filed 1996-11-14
CIK 101679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

         As of November 11, 1996, the Registrant had outstanding 10 shares of Common Stock, all of which were owned by Ford Holdings, Inc.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b), AND IS THEREFORE FILING THIS FORM 10-Q WITH REDUCED DISCLOSURE FORMAT.

                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES





                                   I N D E X


                                                                                       Page No.
Part I - Financial Information:

         Item 1. Financial Statements

                 Consolidated Balance Sheets --
                  September 30, 1996 and December 31, 1995................................3

                 Consolidated Statements of Income --
                  Three and nine months ended September 30, 1996 and 1995.................4

                 Condensed Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1996 and 1995...........................5

                 Notes to Condensed Consolidated Financial Statements.....................6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............................7

Part II - Other Information:

         Item 6. Exhibits and Reports on Form 8-K........................................11
                 Signatures..............................................................12

                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS


                                                                   (UNAUDITED)
                                                                   SEPTEMBER 30,     DECEMBER 31,
(IN THOUSANDS)                                                        1996              1995
---------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                            $      6,741      $     11,474
Investment in finance leases                                           7,870         2,548,944
Notes receivable                                                      20,819         1,039,597
Investment in operating leases                                         1,282           904,391
Investment in leveraged leases                                        30,124           438,504
Investment in securities                                              70,487         1,064,841
Inventory held for sale or lease                                      24,425           107,514
Other receivables                                                      4,582            21,759
Investment in associated companies                                     4,155            17,215
Other receivables from Ford and affiliates - net                     124,267                 0
Office facilities at cost less accumulated depreciation                1,778             8,741
Goodwill                                                                   0           177,551
Other assets                                                          12,838            20,231
                                                                ------------      ------------
      Total assets                                              $    309,368      $  6,360,762
                                                                ============      ============
LIABILITIES
Short-term notes payable                                        $          0      $  1,417,754
Accounts payable                                                       8,399            83,849
Accrued liabilities and lease deposits                               146,708           205,186
Payable to Ford and affiliates                                             0           109,557
Deferred taxes on income                                              67,427           534,925
Long-term debt                                                     3,177,698         3,171,637
                                                                ------------      ------------
      Total liabilities                                            3,400,232         5,522,908
                                                                ------------      ------------
COMMITMENTS AND CONTINGENCIES                                              -                 -

SHAREHOLDER'S EQUITY
Common stock                                                               *                 *
Additional capital                                                   549,904           521,425
Net unrealized (loss) on available-for-sale securities                     0            (3,782)
Retained earnings                                                    517,970           320,211
                                                                ------------      ------------
                                                                   1,067,874           837,854
Notes receivable from affiliates                                  (4,158,738)                0
                                                                ------------      ------------
      Total shareholder's equity                                  (3,090,864)          837,854
                                                                ------------      ------------
      Total liabilities and shareholder's equity                $    309,368      $  6,360,762
                                                                ============      ============




* Less than one thousand dollars
----------------------------------------------------------------------------------------------

See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                  --------------------------     ------------------------
(UNAUDITED; IN THOUSANDS)                            1996            1995          1996           1995
---------------------------------------------------------------------------------------------------------
REVENUES
From operations                                   $ 125,622        $ 168,221     $ 505,331      $ 488,444
Gain from sale of business unit assets              273,305                0       273,305              0
                                                  ---------        ---------     ---------      ---------
        Total revenues                              398,927          168,221       778,636        488,444
                                                  ---------        ---------     ---------      ---------


EXPENSES
Sales, administrative and general                    16,351           17,035        52,263         50,955
Interest                                             55,873           70,683       209,645        204,761
Depreciation -- operating leases                     26,497           28,377        92,042         86,770
Other                                                 5,413            7,180        19,392         19,867
                                                  ---------        ---------     ---------      ---------
        Total expenses                              104,134          123,275       373,342        362,353
                                                  ---------        ---------     ---------      ---------

Income before taxes on income                       294,793           44,946       405,294        126,091
Taxes on income                                     177,483           13,651       207,536         39,291
                                                  ---------        ---------     ---------      ---------
NET INCOME                                        $ 117,310        $  31,295     $ 197,758      $  86,800
                                                  =========        =========     =========      =========

---------------------------------------------------------------------------------------------------------

See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            USL CAPITAL CORPORATION
                            AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                          --------------------------------
(UNAUDITED; IN THOUSANDS)                                     1996                 1995
------------------------------------------------------------------------------------------
Net cash flows from operating activities                 $   (738,338)          $  248,054
                                                         ------------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of receivables                           5,661,104                    -
Recovery of equipment costs and residual interests            482,359              526,436
Cost of equipment acquired for lease                         (774,686)            (824,685)
Notes receivable investments                                 (242,561)            (215,828)
Collections on notes receivable investments                   294,993              145,948
Purchase of held-to-maturity securities                       (42,020)             (60,629)
Maturity of held-to-maturity securities                        28,365               41,185
Purchase of available-for-sale securities                     (79,435)            (162,773)
Sale and maturity of available-for-sale securities            920,418               14,804
Purchase of other equity securities not
  subject to SFAS 115                                        (116,098)             (57,679)
Sales of other equity securities not subject to SFAS 115      245,004                    -
Increase in deferred initial direct costs                      (8,833)              (9,622)
Other                                                           7,290               (7,634)
                                                         ------------           ----------
  Net cash provided by/(used in) investing activities       6,375,900             (610,477)
                                                         ------------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                            480,580              556,765
Long-term debt repaid                                        (474,519)            (343,684)
Net (decrease)/increase in short-term borrowings           (1,417,754)             259,308
Net increase in notes receivable from affiliates           (4,159,790)                  -
Capital contribution from parent                               28,479                   -
(Decrease) in funds collected for affiliates                  (59,291)                  -
Dividend to parent                                            (40,000)            (100,000)
                                                         ------------           ----------
  Net cash (used in)/provided by financing activities      (5,642,295)             372,389
                                                         ------------           ----------
  (Decrease)/increase in cash and equivalents                  (4,733)               9,966
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                    11,474               16,226
                                                         ------------           ----------
CASH AND EQUIVALENTS AT END OF PERIOD                    $      6,741           $   26,192
                                                         ============           ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid                                            $    200,450           $  189,752
Income taxes paid                                                 298                  488

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Accrued interest on bond accretion and notes
 receivable added to principal                           $      2,192           $    5,744
Lease equipment and notes receivable transferred
 to inventory held for sale or lease                           20,092                3,972
Fair market value adjustment on available-for-sale
 securities                                                    (6,203)               7,952
Deferred and commitment fees transferred to notes
 receivable                                                     1,914                    -

------------------------------------------------------------------------------------------

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

        The Company is a wholly-owned subsidiary of Ford Holdings, Inc., the common stock of which is owned by Ford Motor Company ("Ford") and Ford Motor Credit Company ("Ford Credit"), a wholly-owned subsidiary of Ford.


2.  IMPAIRMENT OF LONG-LIVED ASSETS

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1996. The effect on the Company's financial statements was not material.


3.  DISCONTINUED OPERATIONS AND INVESTMENT OF PROCEEDS

        Effective September 30, 1996, essentially all of the operating assets of the Company have been sold. See Management's Discussion and Analysis beginning on page 7, for specific details. As noted in the discussion, Ford Credit, an SEC registrant, has become co-obligor on the Company's $3.2 billion of outstanding long-term debt; net proceeds from the sale of operating assets have been invested in notes receivable from Ford Credit and Ford Holdings, Inc. In accordance with requirements of the SEC, these notes receivable have been reflected as a contra to Shareholder's Equity for purposes of presentation in the Consolidated Balance Sheet included in this form 10-Q. The amount reflected as a contra will be reduced as payments are made against the notes.

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


RESULTS OF OPERATIONS

                    Revenues, Expenses and Operating Profit

                                                    Nine Months Ended         1996 vs. 1995
                                                       September 30,        Increase/(Decrease)
                                                  --------------------    ----------------------
(In thousands)                                       1996        1995        Amount        %
------------------------------------------------------------------------------------------------
Revenues
     Gain on business unit sales                  $ 273,305  $       0    $ 273,305        -%
     From operations                                505,331    488,444       16,887        3
                                                  ---------  ---------    ---------     ----
     Total revenues                                 778,636    488,444      290,192       59
                                                  ---------  ---------    ---------     ----

Expenses
     Sales, admin. & general                         52,263     50,955        1,308        3
     Interest                                       209,645    204,761        4,884        2
     Depreciation                                    92,042     86,770        5,272        6
     Other expenses                                  19,392     19,867         (475)      (2)
                                                  ---------  ---------    ---------     ----
     Total expenses                                 373,342    362,353       10,989        3
                                                  ---------  ---------    ---------     ----
Operating Profit                                  $ 405,294  $ 126,091    $ 279,203      221%
                                                  =========  =========    =========     ====

Business Unit Sales

     As previously reported, Ford decided to sell the Company's business units individually to achieve the highest value for the Company's assets. During the third quarter of 1996, the Company completed the sale of approximately 98% of the consolidated assets for proceeds totaling $6.9 billion. These transactions resulted in a gain of $273 million before taxes and $101 million after taxes, including the write-off of $126 million of goodwill.

     On July 1, 1996, the Company completed the sale of its Fleet Services business unit to Associates Commercial Corporation, a subsidiary of Associates First Capital Corporation, for $869 million. Ford indirectly owns over 80% of the outstanding stock of Associates First Capital Corporation. The Company's Fleet Services business included more than 100,000 owned or managed vehicles and 1,850 commercial customers. Fleet Services represented 12% of the Company's earning assets as of June 30, 1996.

     On July 31, 1996, the Company completed the sale of its Rail Services business unit to First Union Corporation for $922 million, subject to post-closing adjustments. The Company's Rail Services business included over 26,000 rail cars and represented 12% of the Company's earning assets as of June 30, 1996.

     On September 20, 1996 and September 30, 1996, the Company completed the sale of approximately 98% of the Company's Transportation and Industrial Financing business unit to BA Leasing and Capital

Corporation and Security Pacific Leasing Corporation, affiliates of BankAmerica Corporation, for $1.6 billion. It is anticipated that the remainder of the portfolio will be sold by December 31, 1996, subject to receipt of the required consents. The Transportation and Industrial Financing portfolio consisted primarily of leases on aircraft, rail, marine and other industrial equipment and machinery, and represented 25% of the Company's earning assets as of June 30, 1996.

       On September 30, 1996, the Company completed the sale of its Business Equipment Financing business unit to Mellon Bank, N.A. for $1.7 billion, subject to post-closing adjustments. The Business Equipment Financing business is a middle-market equipment leasing and financing provider with transactions ranging from $250,000 to $10 million, and represented 22% of the Company's earning assets as of June 30, 1996.

     As of September 30, 1996, in addition to the above sales, the Company had completed the sale of (i) the Real Estate Financing business unit's mortgages to Bankers Trust Company for $496 million as well as two of its foreclosed real estate assets; and (ii) $1.3 billion of the assets of the Municipal and Corporate Financing business unit. As of June 30, 1996, the Real Estate Financing business unit and the Municipal and Corporate Financing business unit represented 8% and 21%, respectively, of the Company's earning assets.

     All of the above sales were the result of a competitive bidding process.

     In order to hedge against changes in the price of certain assets being sold as a result of movements in interest rates, the Company entered into two interest rate swap agreements. One agreement was for two years with a notional amount of $1.525 billion and the other was a ten year agreement with a notional value of $600 million. The Company terminated and settled these agreements when the assets were sold in September 1996.

     On July 29, 1996, the Company received the requisite number of consents from its bondholders to make certain amendments in certain provisions of the debt agreements covering all $3.2 billion of the Company's outstanding long-term debt. On July 31, 1996, the Company and Ford Credit executed supplemental indentures whereby Ford Credit became a co-obligor with the Company on all such debt. In connection with Ford Credit's becoming co-obligor on the Company's debt agreements, the Company intended that cash proceeds from sales of assets would be loaned to Ford Credit in an amount up to the outstanding debt.

     As a result of the above, and the fact that the Company does not intend to incur any additional third party debt, the Company canceled all existing bank lines, effective August 2, 1996. The Company used the proceeds from the sales of assets to (1) pay down related liabilities, (2) repay all outstanding short-term borrowings and (3) loan $3.2 billion to Ford Credit. The remaining excess funds, approximately $975 million at September 30, 1996, were loaned to Ford Holdings.

     The Company intends to sell its remaining assets and fully eliminate its staff during the 1996 fourth quarter. It is intended that any remaining obligations, after December 31, 1996, will be managed by various Ford affiliates.

Revenues from operations
     Consolidated revenues from operations increased $17 million or 3% during the first nine months of 1996. Average earning assets are down 7% when compared to 1995. The increased revenues result from a $16 million increase in gain on asset sales from operations, primarily in the Municipal and Corporate Financing, the Transportation and Industrial Financing and the Rail Services business units.

Expenses
     Total expenses for the first nine months of 1996 increased $11 million or 3%, and are discussed below.

     Sales, administrative and general expenses increased $1 million or 3% in the first nine months of 1996. The increase is a result of higher expenses to support the increase in the portfolio of earning assets through June 30, 1996, as compared to prior periods and normal inflationary increases offset in part by improved operating cost performance and the reduction in the total number of employees associated with the 1996 third quarter business unit sales.

     Interest expense increased $5 million or 2% for the nine-month period, reflecting an increase during the period in average borrowings from $3.98 billion in 1995 to $4.33 billion in 1996 to finance the growth in earning assets. This increase was offset in part by a decrease in borrowing rates, which averaged 6.5% in the first nine months of 1996 compared to 6.9% in the 1995 period.

     Depreciation expense on operating lease equipment increased $5 million or 6% in the 1996 nine-month period, resulting from the 21% or $230 million increase through June 30, 1996 in the average investment in the cost of operating lease equipment compared to a year ago. Of the increase in operating lease equipment prior to the business unit sales, railcars in the Rail Services business unit, which have longer useful lives and depreciate more slowly than other operating lease equipment, increased $180 million or 37%.

     Other Expenses decreased $1 million or 2% in the 1996 first nine months. Provision for losses increased $5 million (see Credit loss experience). This was offset by a decrease in operating lease expenses of approximately $6 million, primarily as a result of a decline in maintenance expense due to the sale of the Rail Services business unit.

Income before taxes on income
     Based upon the discussion above, operating profit for the first nine months of 1996 improved $279 million or 221% ($6 million or 5% exclusive of the gain on business unit sales) compared with the first nine months of 1995 results.

Taxes on income

     Income tax expense was 51.2% of income before taxes in the 1996 nine-month period compared with 31.2% in the same 1995 period. The higher effective tax rate of 51.2% includes the effect of writing-off $126 million of goodwill, which is not tax deductible. Exclusive of the taxes related to the gain on the business unit sales, income tax expense was 27.0% of income before taxes compared with 31.2%. This decrease is primarily a result of the effect on the 1996 expense of tax benefits associated with the Company's investments in qualified low income housing transactions.

GENERAL

Credit loss experience
     The management of credit exposure has been an important element of the Company's business. The Company established appropriate loss allowances, reviewed delinquent receivables and wrote down receivables to expected realizable value when they became uncollectible.

     The table below shows certain information on the Company's allowance for doubtful accounts that reflect primarily prior periods activity and the effect of the sale of the Company's assets:

                                                      NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                                         SEPTEMBER 30,          DECEMBER 31,
                                                     --------------------  --------------------
                                                      1996      1995                1995
------------------------------------------------------------------------------------------------
Allowance for doubtful accounts (in millions)
     Beginning balance                              $    60    $    58            $    58
     Provision                                           10          5                  6
     Charge-offs - net                                  (15)        (3)                (4)
     Other reduction - sold assets                      (54)         -                  -
                                                    -------    -------            -------
     Ending balance                                 $     1    $    60            $    60
                                                    =======    =======            =======

Percent of earning assets                               0.6%       1.1%               1.0%

Total balance of accounts receivable over
     90 days past due at period end (in millions)   $     0    $    28            $    23
Percent of earning assets                                 -        0.5%               0.4%

Total earning assets (in millions)
     Investment in finance leases - net             $     8    $ 2,457            $ 2,549
     Investment in operating leases - net                 1        779                904
     Investment in leveraged leases - net                30        375                438
     Notes receivable                                    21        918              1,040
     Investment in securities                            71        930              1,065
     Inventory held for sale or lease                    24         82                108
     Investment in associated companies                   4         18                 17
                                                    -------    -------            -------
     Total                                          $   159    $ 5,559            $ 6,121
                                                    =======    =======            =======

     The delinquencies over 90 days past due at December 31, 1995 included a $10 million note, which was collateralized by an office/retail complex. Foreclosure on the complex was completed in March 1996. Also delinquent over 90 days past due at December 31, 1995 was a $10 million subordinated note, the balance of which was written off in the 1996 third quarter. The $12 million increase in charge-offs when compared to the first nine months of 1995, reflects this credit loss. The majority of the remaining 1995 delinquencies were included in the sale of business unit assets in the 1996 third quarter. Additions to the provision increased $5 million when compared to the first nine months of 1995, as a result of management's evaluation of the adequacy of the allowance for doubtful accounts.

Earning assets by business unit

      The table below summarizes the earning assets by business unit as a percentage of the total.


                                                        SEPTEMBER 30,         DECEMBER 31,
                                                       ---------------        ------------
                                                       1996       1995            1995
------------------------------------------------------------------------------------------------
Business Equipment Financing                              0%        23%            23%
Transportation and Industrial Financing                  60         26             26
Fleet Services                                            0         11             11
Municipal and Corporate Financing                        23         20             20
Real Estate Financing                                    15          9              8
Rail Services                                             0         11             12
Other                                                     2          -              -
                                                       ----       ----           ----

     Total                                              100%       100%           100%
                                                       ====       ====           ====


Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits
                          12. Computation of ratio of earnings to fixed charges.
                          27.     Financial Data Schedule

                 (b)      Reports on Form 8-K.
                          The registrant filed the following report on Form 8K:
                          On or about September 20, 1996, the Registrant reported under

                          Item 2 - The completion of the sale of approximately 98% of Registrant's Transportation and Industrial Financing business unit to BA Leasing and Capital Corporation and Security Pacific Leasing Corporation, affiliates of BankAmerica Corporation. In addition, the completion of the sale of the Registrant's Business Equipment Financing unit to Mellon Bank and the Real Estate Financing business unit's mortgages to Bankers Trust Company.

                                    SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    USL CAPITAL CORPORATION



November 14, 1996                   By:  /s/ Joseph J. Mahoney
--------------------------               -----------------------------------
Date                                     Joseph J. Mahoney
                                         Senior Vice President and
                                         Chief Financial Officer



November 14, 1996                   By:  /s/ Robert A. Keyes, Jr.
--------------------------               -----------------------------------
Date                                     Robert A. Keyes, Jr.
                                         Vice President, Corporate Controller