Form 10-K
period 1996-12-31
USL CAPITAL CORP/
filed 1997-04-04
CIK 101679

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

                         COMMISSION FILE NUMBER 1-4976

                                     (LOGO)

                            USL CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    Delaware

                            (STATE OF INCORPORATION)

                           The American Road, Rm. 1182
                               Dearborn, Michigan

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   94-1360891

                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                     48121
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (313) 322-3000

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

     As of March 31, 1997, the Registrant had outstanding 10 shares of Common Stock, all of which were owned by Ford Holdings, Inc.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b), AND IS THEREFORE FILING THIS FORM 10-K WITH REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                            PART I
                                                                                           PAGE
                                                                                          -----
Item 1.    Business.....................................................................      3
Item 2.    Properties...................................................................      4
Item 3.    Legal Proceedings............................................................      4
Item 4.    Submission of Matters to a Vote of Security Holders*.........................      4

                                            PART II
Item 5.    Market for the Company's Common Stock and Related Stockholder Matters........      4
Item 6.    Selected Financial Data*.....................................................      4
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................      5
Item 8.    Financial Statements and Supplementary Data..................................      5
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..........................................      5

                                           PART III
Item 10.   Directors, Executive Officers, Promoters, and Control Persons of the Company*
Item 11.   Executive Compensation*
Item 12.   Security Ownership of Certain Beneficial Owners and Management*
Item 13.   Certain Relationships and Related Transactions*

                                            PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............      6
Signatures..............................................................................      9
Exhibits Index..........................................................................     29

---------------
* Not required under General Instruction J to Form 10-K.

                             USL CAPITAL CORPORATION

                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 1996

                                     PART I

ITEM 1.  BUSINESS

     Prior to the sale of substantially all of USL Capital Corporation's ("USL" or the "Company") operating assets (described in more detail below), USL was a diversified financing company. USL provided a wide range of financing services, primarily in the United States, through six core business units, including:

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

               Municipal and Corporate Financing -- financing of essential-use equipment for state and local governments and housing bonds, and investing in publicly traded and privately placed preferred stocks and senior and subordinated debt of public and private companies;

               Real Estate Financing -- mortgage financing of income-producing real estate, including apartments, office buildings, shopping centers, and warehouses; and

               Rail Services -- full-service leasing of railroad equipment to industrial shippers and railroads.

     USL, a Delaware corporation, has been a wholly-owned subsidiary of Ford Holdings, Inc. ("Ford Holdings") since October 1, 1989, on which date all of USL's capital stock was transferred by Ford Motor Company ("Ford") to Ford Holdings, a then newly-formed Delaware corporation. All of the outstanding common stock of Ford Holdings is owned directly or indirectly by Ford. USL was originally organized as a California corporation in October 1956, and was purchased by Ford in November 1987. USL changed its name to USL Capital Corporation from United States Leasing International, Inc. on November 12, 1993.

     In May 1996, Ford announced that it was pursuing the sale of USL's businesses and expected to complete the sale of operating assets representing a majority of USL's current lines of business during 1996. By the end of 1996, USL had completed the sale of substantially all of its consolidated operating assets; all personnel were separated at the close of December 31, 1996. On a going-forward basis, any remaining operating assets and obligations of USL will be managed by Ford affiliates, primarily Ford Credit.

     See Note 2 of the Notes to Consolidated Financial Statements on Page 16 for details of the sales transactions.

ITEM 2.  PROPERTIES

     USL owns no significant real property other than repossessed collateral.


ITEM 3.  LEGAL PROCEEDINGS

     There are no pending legal proceedings, other than ordinary routine litigation incidental to USL's previous businesses, to which USL is a party or to which its property is subject, nor are any such proceedings known to be contemplated by governmental authorities or others.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information called for by this item has been omitted pursuant to General Instruction J(2)(c).


                              PART II

ITEM 5.  MARKET FOR USL'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     All outstanding shares of USL's Common Stock are owned by Ford Holdings, and therefore there is no market for such shares. USL declared a $40 million dividend effective December 31, 1995 which was distributed to Ford Holdings in January 1996. Ford Holdings made a $40 million capital contribution to USL in 1993. USL and Ford Holdings will, from time to time, determine the appropriate capitalization for USL, which will, in part, affect any future payment of dividends to Ford Holdings or capital contributions to USL.


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

RESULTS OF OPERATIONS

Recent Developments

     During 1996, USL completed the sale of substantially all of its consolidated operating assets for proceeds totaling $6.9 billion. These transactions resulted in a gain of $269 million before taxes and $100 million after taxes, including a write-off of $126 million of goodwill. The sale of each of the Company's previous six business units is described in detail in Note 2 of the Notes to Consolidated Financial Statements on Page 16.

     On July 29, 1996, the Company received the requisite number of consents from its bondholders to make certain amendments in certain provisions of the debt agreements covering all $3.2 billion of the Company's long-term debt. On July 31, 1996, the Company and Ford Credit executed supplemental indentures whereby Ford Credit became a co-obligor with the Company on all such Debt.

     The Company used the proceeds from its sales of assets to (1) pay down related liabilities, (2) repay all outstanding short-term borrowings and (3) loan $3.2 billion to Ford Credit. The remaining excess funds, approximately $975 million at September 30, 1996, were loaned to Ford Holdings. At December 31, 1996, the notes receivable balances for Ford Credit and Ford Holdings were $3.0 billion and $1.0 billion, respectively. As a result of the sales of the Company's operating assets, and the fact that the Company does not intend to incur any additional third party debt, the Company canceled all existing bank lines, effective August 2, 1996.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are listed in Item 14 of Part IV on page 6, are set forth in detail at the end of this report, and are filed as part hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

     The information called for by Items 10, 11, 12, and 13 has been omitted pursuant to General Instruction J(2)(c).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)1.     Financial Statements

             The consolidated financial statements of USL are included in this report at the pages indicated.

                                                                                      Page
                                                                                      ----
               Report of Independent Accountants                                       10
               Consolidated Statements of Income for the years ended December
                  31, 1996, 1995 and 1994                                              11
               Consolidated Balance Sheets at December 31, 1996 and 1995               12
               Consolidated Statements of Cash Flows for the years ended
                  December 31, 1996, 1995, and 1994                                    13
               Consolidated Statements of Changes in Shareholder's Equity for
                  the years ended December 31, 1996, 1995, and 1994                    14
               Notes to Consolidated Financial Statements                              15

  (a)2.     Financial Statement Schedules


               Schedule II    --  Valuation and Qualifying Accounts                    28

               Financial statements and schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because of the absence of conditions under which they are required.

  (a)3.     Exhibits required by Item 601 of Regulation S-K:

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

             D.    Copy of Bylaws, as amended, through April 28, 1995, and filed as Exhibit
                   3(D) to the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1995, is incorporated herein by this reference.

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

             D.    Copy of Third Supplemental Indenture dated as of July 31, 1996, to Indenture dated as of January 15, 1986, between the Company and The Chase Manhattan
                   Bank (National Association,) Trustee.

             E.    Copy of Indenture dated as of July 1, 1991, between the Company and The
                   First National Bank of Chicago, Trustee, including forms of Debt Security and Medium Term Note, filed on July 15, 1991, as Exhibits 4.1, 4.2, and
                   4.3, respectively, to the Company's Registration Statement on Form S-3
                   (File No. 33-4165) is incorporated herein by this reference.

             F.    Copy of Supplemental Indenture dated as of July 31, 1996 to Indenture dated as of July 1, 1991, between the Company and The First National Bank of Chicago.
                   Trustee.

             G.    Copy of the Indenture dated as of November 15, 1994, between the Company and The Chase Manhattan Bank (National Association), Trustee, including forms of Debt Security and Medium Term Note, filed on December 13, 1994, as Exhibits 4.1, 4.2 and 4.3, respectively, to the Company's Registration
                   Statement on Form S-3 (File No. 33-56839) is incorporated herein by this reference.

             H.    Copy of Supplemental Indenture dated as of July 31, 1996 to Indenture dated as of November 15, 1994, between the Company and the Chase Manhattan Bank
                   (National Association), Trustee.

         (23)      Consent of Independent Public Accountants (with respect to the Company's current Registration Statement on Form S-3).

          USL agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of USL.


        (b)   Reports on Form 8-K

               USL filed the following reports on Form 8-K during the quarter ended December 31, 1996:

               On July 1, 1996, the Registrant filed a Form 8-K reporting the sale of its Fleet Services and Rail Service business units. The Form 8-K also reported that the Registrant had commenced a consent solicitation seeking the consent of its bondholders to changes to certain provisions of the debt agreements covering $3.2 billion of the Registrant's long-term debt. The changes in the debt agreements were being sought to allow the Registrant to sell its assets without the purchasers of such assets having to assume the debt and to facilitate Ford Credit becoming a co-obligor with the Registrant on the debt. The Form 8-K included a ProForma Condensed Consolidated Balance Sheet of the Registrant as of March 31, 1996 and ProForma Condensed Consolidated Statements of Income for the Registrant for the year-ended December 31, 1995 and three-months ended March 31, 1996.

               On September 20, 1996, the Registrant filed a Form 8-K reporting the sale of (i) substantially all of its Transportation and Industrial Financing unit; (ii) its Business Equipment Financing unit; (iii) its Real Estate Financing unit; and (iv) certain of the assets in its Municipal and Corporate Financing unit. The Form 8-K included a ProForma Condensed Consolidated Balance Sheet of the Registrant as of June 30, 1996 and ProForma Condensed Consolidated Statements of Income for the Registrant for the year-ended December 31, 1995 and six-months ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 4, 1997.




                                    USL CAPITAL CORPORATION



                                    By: /s/F. Bruce Kulp
                                        ------------------------
                                        F. Bruce Kulp, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                  Signature                           Title                    Date
                  ---------                           -----                    ----
(a) Principal Executive Officer

/s/F. Bruce Kulp                               Chairman                         April 4, 1997
---------------------------------


(b) Principal Financial Officer
    and Principal Accounting Officer
/s/Eric A. Law                                 Vice President - Controller      April 4, 1997
---------------------------------


(c) Directors

/s/F. J. Brogan                                                                 April 4, 1997
--------------------------------


/s/Elizabeth S. Acton                                                           April 4, 1997
--------------------------------


/s/F. Bruce Kulp                                                                April 4, 1997
--------------------------------


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder
USL Capital Corporation

     We have audited the consolidated balance sheet of USL Capital Corporation and Subsidiaries at December 31, 1996 and 1995, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USL Capital Corporation and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/COOPERS & LYBRAND L.L.P
Coopers & Lybrand L.L.P.
400 Renaissance Center
Detroit, Michigan 48243
April 3, 1997

                    USL CAPITAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                        (in thousands)
Interest income from Ford and affiliates                     $ 82,571     $  -         $  -
Interest expense on long-term debt                             68,281        -            -
                                                             --------     --------     --------
  Income from continuing activities before taxes on income     14,290        -            -
Taxes on income                                                 5,002        -            -
                                                             --------     --------     --------
  Income from continuing activities                             9,288        -            -

Income from discontinued operations net
of income tax (Note 3)                                         80,661      134,995      109,013

Gain from sale of business units net of
 income tax (Note 2)                                           99,642        -            -
                                                             ========    =========    =========
    Net income                                               $189,591    $ 134,995    $ 109,013
                                                             ========    =========    =========




                                See notes to consolidated financial statements



                              USL CAPITAL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                            December 31
                                                                       1996             1995
                                                                     -------          --------
                                                                          (in thousands)
ASSETS
Cash and cash equivalents:                                         $  2,774         $   11,474
Investment in associated companies                                   13,341                  -
Other assets                                                          6,147              8,173
                                                                   --------         ----------
                                                                     22,262             19,647
Assets of discontinued business
  Investment in finance leases - net                                  6,951          2,548,944
  Notes receivable                                                        -          1,039,597
  Investment in operating leases - net                                    -            904,391
  Investment in leveraged leases                                          -            438,504
  Investment in securities                                            3,188          1,064,841
  Investment in associated companies                                      -             17,215
  Repossessed real estate held for sale                              18,603                  -
  Inventory held for sale or lease                                        -            107,514
  Other assets                                                        6,337             42,558
  Goodwill                                                                -            177,551
                                                                   --------         ----------
                                                                     35,079          6,341,115
                                                                   --------         ----------
     Total assets                                                  $ 57,341         $6,360,762
                                                                   ========         ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
Short-term notes payable                                         $        -         $1,417,754
Accounts payable and other liabilities                               83,173            398,592
Deferred taxes on income                                                  -            534,925
Long-term debt                                                    3,027,638          3,171,637
                                                                 ----------         ----------
     Total liabilities                                            3,110,811          5,522,908
                                                                 ----------         ----------

Shareholder's equity
Common Stock, $1 par value, authorized - 10,000 shares;
  issued and outstanding - 10 shares                                      *                  *
Additional capital                                                  549,904            521,425
Net unrealized (loss) on available-for-sale securities                    -             (3,782)
Earnings retained for use in business                               509,802            320,211
                                                                 ----------         ----------
                                                                  1,059,706            837,854
Notes receivable from Ford affiliates                            (4,113,176)                 -
                                                                 ----------         ----------
     Total shareholder's (deficit)/equity                        (3,053,470)           837,854
                                                                 ----------         ----------
     Total liabilities and shareholder's equity                  $   57,341         $6,360,762
                                                                 ==========         ==========



---------------

* Less than $500

                See notes to consolidated financial statements.

                            USL CAPITAL CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEARS ENDED DECEMBER 31,
                                                                              -------------------------------------------
                                                                                 1996             1995            1994
                                                                              ----------      -----------     -----------
                                                                                               (IN THOUSANDS)
 Cash flow from operations:
   Net income from operations                                                $   189,591      $   134,995     $   109,013
   Noncash expenses, revenues, losses, and gains
     included in income:
     Gain on sale of business units                                              (99,642)           -              -
     Depreciation and amortization                                                92,315          147,317         150,562
     Deferred taxes on income                                                   (534,925)         110,766         112,075
     Provision for losses                                                         (2,318)           5,679           8,296
     Net (decrease)/increase in advances from Ford and affiliates                (96,386)          34,794         (44,727)
     (Decrease)/increase in accounts payable                                     (80,278)          25,771          (7,565)
     (Decrease)/increase in accrued liabilities and lease deposits              (143,949)          91,337          (6,567)
     Other                                                                       (65,286)         (10,247)         (1,121)
                                                                             -----------       ----------     -----------

          Total cash flow (used in)/provided by operations                      (740,878)         540,412         319,966
                                                                             -----------       ----------     -----------

Cash flows from investing activities:
    Recovery of equipment costs and residual interests                           567,636          667,531         675,645
    Cost of equipment acquired for lease                                        (869,038)      (1,295,057)     (1,045,007)
    Notes receivable investments                                                (242,561)        (588,391)       (329,394)
    Collections on notes receivable investments                                  294,993          385,784         190,731
    Purchase of held-to-maturity securities                                      (42,020)         (69,620)       (108,302)
    Purchase of available-for-sale securities                                    (79,435)        (195,238)        (58,210)
    Increase in deferred initial direct costs                                     (8,833)         (15,331)        (11,114)
    Purchases of other equity securities-not subject to SFAS 115                (116,000)        (177,797)          -
    Other                                                                         (4,914)          (4,452)        (12,165)
    Proceeds from sale of finance receivables                                  5,608,878            -              67,581
    Sale of held-to-maturity securities                                          680,141           55,497          29,986
    Sale and maturity of available-for-sale securities                           322,781           18,666           7,181
    Sale of other equity securities-not subject to SFAS 115                      307,000            -               -
    Net increase in notes receivable from affiliates                          (4,113,176)           -               -
                                                                             -----------       ----------     -----------
        Net cash provided/(used in) by investing activities                    2,305,452       (1,218,408)       (593,068)

Cash flows from financing activities
    Proceeds from long-term borrowings                                           480,580        1,048,186         290,932
    Long-term debt repaid                                                       (624,579)        (355,095)       (360,636)
    Net (decrease)/increase in short-term borrowings                          (1,417,754)          80,153         352,324

    Dividend to Ford Holdings                                                    (40,000)        (100,000)          -
    Gain on related party transaction (Note 13)                                   28,479            -               -
                                                                             -----------       ----------    ------------
      Net cash (used in)/provided by financing activities                     (1,573,274)         673,244         282,620

(Decrease)/increase in cash and cash equivalents                                  (8,700)          (4,752)          9,518
Cash and cash equivalents at beginning of period                                  11,474           16,226           6,708
                                                                             ===========       ==========    ============
Cash and cash equivalents at end of period                                   $     2,774       $   11,474    $     16,226
                                                                             ===========       ==========    ============

Supplemental schedule of cash flow information:
  Interest paid                                                            $     267,208       $  276,125    $    227,572
  Income taxes paid                                                              751,319              581              50
Supplemental schedule of noncash investing and
financing activities:
  Accrued interest on notes receivable added to                            $       2,192       $    7,168    $      1,601
principal
  Lease equipment and notes receivable transferred to
inventory held for sale or lease                                                  20,092           12,316          23,163
  Fair market value adjustment on available-for-sale                              (6,203)            (364)         (5,839)
securities
  Deferred and commitment fees transferred to notes                                1,914            -               -
receivable

                                See notes to consolidated financial statements.


                                             -13-

                         USL CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY/(DEFICIT)

                                                                NET UNREALIZED
                                                                  (LOSS) ON                        NOTES REC             TOTAL
                                       COMMON    ADDITIONAL   AVAILABLE-FOR-SALE   RETAINED        FROM FORD         SHAREHOLDER'S
                                       STOCK      CAPITAL         SECURITIES       EARNINGS        AFFILIATES       EQUITY/(DEFICIT)
                                      --------   ----------   ------------------   ---------       ----------       ---------------
                                                                 (IN THOUSANDS)
Balance at January 1, 1994            $     *    $ 521,425                        $  216,203                           $   737,628
  Dividend                                                                          (100,000)                             (100,000)
  Unrealized (loss)                                                                                                              -
    At January 1, 1994                                             $      (979)                                               (979)
    Change, net of taxes                                                (2,581)                                             (2,581)
  Net income                                                                         109,013                               109,013
                                      -------    ---------         -----------    ----------       -----------         -----------
Balance at December 1, 1994                 *      521,425              (3,560)      225,216                 -             743,081
  Dividend                                                                           (40,000)                              (40,000)
  Change, net of taxes                                                    (222)                                               (222)
  Net income                                                                         134,995                               134,995
                                      -------    ---------         -----------     ---------       -----------         -----------
Balance at Decmeber 1, 1995                 *      521,425              (3,782)      320,211                 -             837,854
  Gain on related party transaction                 28,479                                                                  28,479
  Change, net of taxes                                                   3,782                                               3,782
  Net income                                                                         189,591                               189,591
  Notes receivable from Ford
   affiliates                                                                                      $(4,113,176)        $(4,113,176)
                                      -------    ---------         -----------     ---------       -----------         -----------
Balance at December 31, 1996          $     *    $ 549,904         $         -     $ 509,802       $(4,113,176)        $(3,053,470)
                                      =======    =========         ===========     =========       ===========         ===========

----------
*Less than $500





                                 See notes to consolidated financial statements.

                    USL CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include USL Capital Corporation ("Company") and all of its majority-owned subsidiaries. Investments in partnerships and 50%-or-less owned associated companies are accounted for on the equity method. All material intercompany balances and transactions are eliminated. Certain amounts have been reclassified to conform to the 1996 presentation.

     Nature of Operations -- Prior to the sale of business units described in
Note 2, the Company provided leasing and financing to commercial and governmental entities, principally in the United States, including office and business equipment, large-balance transportation equipment, industrial and energy facilities, and commercial automobile fleets, as well as mortgage financing of income-producing real estate, full-service leasing to industrial shippers and railroads, municipal financing of essential-use equipment, and investment in publicly traded and privately placed preferred stocks and senior and subordinated debt of public and private companies. The Company provided financing in the form of finance leases, operating leases, leveraged leases, notes receivable, and corporate securities.

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

     Finance Leases -- At lease commencement, the Company recorded the lease receivable, estimated residual value of the leased equipment, and unearned lease income. Initial direct costs were deferred as part of the investment and amortized over the lease term. Unearned lease income was recognized as revenue over the lease term so as to approximate a level rate of return on the net investment. Residual values, which were reviewed periodically, represented the estimated amount to be received at lease termination from the disposition of leased equipment.

     Operating Leases -- Lease contracts that did not meet the criteria of finance leases were accounted for as operating leases. Rental equipment was recorded at cost and depreciated over its useful life or lease term to an estimated salvage or residual value (10 to 30 years for railroad cars and 3 to 10 years for other equipment), primarily on a straight-line basis.

     Leveraged Leases -- Leveraged lease assets acquired by the Company were financed primarily through nonrecourse loans from third-party debt participants. These loans were collateralized by the lessee's rental obligations and the leased property. Unearned income was recognized over the lease term at a constant after-tax rate of return on the net investment in the lease in those periods in which the net investment was positive. Unguaranteed estimated residual values were principally based on independent appraisals of the estimated values of the assets remaining at the expiration of the lease.

     Investments in Securities -- Investments in securities consisted principally of debt securities (preferred stock, corporate and Municipal bonds) which were reported as held-to-maturity and recorded at amortized cost, net of a provision for losses that was sufficient to cover estimated uncollectibles, because the Company had the ability and intent to hold such securities until maturity. Securities classified as available-for-sale were recorded net of the unrealized holding gain/loss which was excluded from earnings and reported as a separate component of Shareholder's Equity, net of related deferred taxes.

Equity securities that were bought and held principally for the purpose of selling in the near term were classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Equity securities which did not have readily determinable fair values, principally investments in low income housing partnerships, were recorded at cost. See Notes 8 and 16 for additional information on the fair value of securities.

     Goodwill -- As part of the business unit sales, goodwill was written off (see Note 2). Goodwill was principally from the acquisition by Ford, and was being amortized on the straight-line method over 40 years (1995, $5,643,000; 1994, $5,643,000).

     Taxes on Income and Tax Credits -- Prior to 1996, the Company was included in the consolidated federal income tax return of Ford Holdings. Effective January 1, 1996, the Company was included in the Ford consolidated group. Income taxes, including the federal alternative minimum tax, if any, were allocated to the Company based on its effect on taxes paid by the group. Deferred income tax liabilities gave effect to temporary differences between financial statement and tax return amounts based upon enacted tax rates in effect for the future periods when such differences were expected to reverse.

     Derivatives -- Derivatives consisted principally of interest rate swap and interest rate cap agreements used to manage the Company's interest rate risk. Interest differentials paid or received under interest rate swap agreements were recognized as an adjustment to interest expense over the life of the agreements. Premiums paid for interest rate caps were included with long-term debt and were amortized to interest expense on a straight-line basis over the terms of the related agreements.

NOTE 2 -- SALE OF BUSINESS UNITS

     In May 1996, Ford announced that it was pursuing the sale of the Company's businesses and expected to complete the sale of operating assets representing a majority of the Company's current lines of business during 1996. By the end of 1996, the Company had completed the sale of substantially all of its consolidated operating assets; all personnel were separated at the close of December 31, 1996. These transactions resulted in a gain of $269 million before taxes and $100 million after taxes, including the write-off of $126 million of goodwill. On a going-forward basis, any remaining operating assets and obligations of the Company will be managed by Ford affiliates, primarily Ford Credit.

     On July 1, 1996, the Company completed the sale of its Fleet Services business unit to Associates Commercial Corporation, a subsidiary of Associates First Capital Corporation, for $869 million. Ford indirectly owns over 80% of the outstanding stock of Associates First Capital corporation. The Company's Fleet Services business included more than 100,000 owned or managed vehicles and 1,850 commercial customers. Fleet Services represented 12% of the Company's earnings assets as of June 30, 1996.

     On July 31, 1996, the Company completed the sale of its Rail Services business unit to First Union Corporation for $922 million, subject to post-closing adjustments which are not expected to have a material effect on the financial statements. The Company's Rail Services business included over 26,000 rail cars and represented 12% of the Company's earnings assets as of June 30, 1996.

     In September 1996, the Company completed the sale of substantially all of the Company's Transportation and Industrial Financing business unit to BA Leasing and Capital Corporation and Security Pacific Leasing Corporation, affiliates of BankAmerica Corporation, for $1.6 billion. The Transportation and Industrial Financing portfolio consisted primarily of leases on aircraft, rail, marine and other industrial equipment and machinery, and represented 25% of the Company's earning assets as of June 30, 1996.

     On September 30, 1996, the Company completed the sale of its Business Equipment Financing business unit to Mellon Bank, N.A. for $1.7 billion, subject to post-closing adjustments which are not expected to have a material effect on the financial statements. The Business Equipment Financing business was a middle-market equipment leasing and financing provider with transactions ranging from $250,000 to $10 million, and represented 22% of the Company's earning assets as of June 30, 1996.

     As of September 30, 1996, in addition to the above sales, the Company had completed the sale of (i) the Real Estate Financing business unit's mortgages to Bankers Trust Company for $496 million as well as two of its foreclosed real estate assets; and (ii) $1.3 billion of the assets of the Municipal and Corporate Financing business unit. As of June 30, 1996, the Real Estate Financing business unit and the Municipal and Corporate Financing business unit represented 8% and 21%, respectively, of the Company's earnings assets.

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

     On July 29, 1996, the Company received the requisite number of consents from its bondholders to make amendments in certain provisions of the debt agreements covering all $3.2 billion of the Company's outstanding long-term debt. On July 31, 1996, the Company and Ford Credit executed supplemental indentures whereby Ford Credit became a co-obligor with the Company on all such debt.

     As a result of the above, and the fact that the Company did not intend to incur any additional third party debt, the Company canceled all existing bank lines, effective August 2, 1996. The Company used the proceeds from the sales of assets to (1) pay down related liabilities, (2) repay all outstanding short-term borrowings and (3) loan $3.2 billion to Ford Credit. The remaining excess funds, approximately $975 million at September 30, 1996, were loaned to Ford Holdings.


NOTE 3 -- INCOME FROM DISCONTINUED OPERATIONS

As indicated in Note 2, substantially all of the Company's business units were sold in 1996. The following table reflects income and expenses from the business units sold through the date of sale:

                       INCOME FROM DISCONTINUED OPERATIONS
                       -----------------------------------

                                                  Years Ended December 31,
                                           ------------------------------------
                                              1996         1995         1994
                                           ----------   ----------   ----------
                                                       (in thousands)
Revenues                                   $  499,553   $  678,926   $  596,065
Expenses
  Interest                                    194,030      276,915      220,759
  Depreciation - operating leases              92,315      116,752      121,555
  Sales, administrative, general and other     82,261       89,520       93,965
                                           ----------   ----------   ----------
    Total expenses                            368,606      483,187      436,279
  Income before taxes on income               130,947      195,739      159,786
  Taxes on income                              50,286       60,744       50,773
                                           ----------   ----------   ----------
    Income from discontinued operations    $   80,661   $  134,995   $  109,013
                                           ==========   ==========   ==========

NOTE 4 -- INVESTMENT IN FINANCE LEASES

                                                            DECEMBER 31,     DECEMBER 31,
                                                                1996             1995
                                                            ------------     ------------
                                                                   (IN THOUSANDS)

        Receivable in installments                          $     6,200      $  3,321,818
        Residual value                                            3,550           338,787
        Allowance for doubtful accounts                             (72)          (25,960)
        Unearned lease income                                    (2,727)       (1,104,614)
        Deferred initial direct costs                                 0            18,913
                                                             -----------      -----------
        Net investment                                      $     6,951      $  2,548,944
                                                             ===========      ===========

     In January, 1997, the remaining finance lease was sold, with proceeds approximating its carrying value.

     Finance leases included open-end transactions in the Fleet Services business unit in which the lessee paid the Company for any shortfall from a stated terminal amount for vehicles or received any amount in excess of the terminal value. On most of these transactions, Fleet Services retained an exposure to the lowest dollar amounts of the vehicles' value, of which half was guaranteed by a third party. Because of the high value of the vehicles underlying these transactions, full recovery of the value was expected to be covered by the lessees' guarantees. As such, all amounts were included above in receivable in installments.



NOTE 5 -- INVESTMENT IN OPERATING LEASES

                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1996             1995
                                                             ------------     ------------
                                                                    (IN THOUSANDS)
        Equipment cost:
          Automotive                                          $        0       $ 112,736
          EDP, peripheral and word processing                          0          83,402
          Copiers                                                      0         201,774
          Rail                                                         0         639,261
          Aircraft                                                     0          62,209
          Office furniture                                             0          29,518
          Manufacturing and industrial equipment                       0         109,987
          Other                                                        0          53,678
                                                              ----------      ----------
          Total equipment cost                                         0       1,292,565
        Accumulated depreciation                                       0        (391,102)
        Rentals receivable                                             0           7,713
        Allowance for doubtful accounts                                0          (4,785)
                                                              ----------      ----------
        Net investment                                        $        0      $  904,391
                                                              ==========      ==========

     Contingent rentals (in thousands) received were $7,847 in 1995.

NOTE 6 -- INVESTMENT IN LEVERAGED LEASES

                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1996             1995
                                                             ------------     ------------
                                                                    (IN THOUSANDS)
        Rentals receivable (net of principal and interest
          on nonrecourse debt)                                $        0       $  497,741
        Estimated residual values                                      0          306,002
        Allowance for doubtful accounts                                0           (2,857)
        Unearned income                                                0         (363,119)
        Deferred initial direct costs                                  0              737
                                                               ---------       ----------
        Investment in leveraged leases                                 0          438,504
        Less deferred income taxes arising from leveraged
          leases                                                       0         (122,297)
                                                              ----------       ----------
        Net investment                                        $        0       $  316,207
                                                              ==========       ==========

     A summary of the components of income from leveraged leases was as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                             1996                 1995
                                                         ------------         ------------
                                                                  (IN THOUSANDS)
        Income before taxes on income                      $ 22,968             $ 27,667
        Taxes on income                                       8,964               10,015
                                                           --------             --------
        Income from leveraged leases                       $ 14,004             $ 17,652
                                                           ========             ========

NOTE 7 -- NOTES RECEIVABLE

                                                         DECEMBER 31,         DECEMBER 31,
                                                             1996                 1995
                                                         ------------         ------------
                                                                  (IN THOUSANDS)
        Principal                                         $       0            $1,040,696
        Interest receivable                                       0                12,667
        Deferred loan origination costs                           0                 1,896
        Allowance for doubtful accounts                           0               (15,662)
                                                          ---------            ----------
        Net                                               $       0            $1,039,597
                                                          =========            ==========

NOTE 8 -- INVESTMENT IN SECURITIES

     Investments in securities at December 31, 1996, were as follows:

                                                         GROSS        GROSS
                                                       UNREALIZED   UNREALIZED      FAIR       CARRYING
                                             COST        GAINS        LOSSES       VALUE        VALUE
                                          ----------   ----------   ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Available-for-Sale Securities
  Common Stock                            $    2,303     $     0      $     0    $    2,303   $    2,303

Trading Securities                               811         134          (60)          885          885
                                          ----------     -------      -------    ----------   ----------
Total Investments in Securities           $    3,114    $    134      $   (60)   $    3,188   $    3,188
                                          ==========     =======      =======    ==========   ==========

     Investments in securities at December 31, 1995, were as follows:

                                                         GROSS        GROSS
                                          AMORTIZED    UNREALIZED   UNREALIZED      FAIR       CARRYING
                                             COST        GAINS        LOSSES       VALUE        VALUE
                                          ----------   ----------   ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Available-for-Sale Securities
  Preferred Stock                         $  243,676    $  4,445     $  9,099    $  239,022   $  239,022
  Common Stock                                 3,504           0            0         3,504        3,504
  Debt Securities                              4,672           0        1,549         3,123        3,123
                                          ----------     -------      -------    ----------   ----------
  Total available-for-sale securities        251,852       4,445       10,648       245,649      245,649
                                          ----------     -------      -------    ----------   ----------
Held-to-Maturity Securities
  Redeemable Preferred Stock                 547,616      13,592        1,805       559,403      547,616
  Debt Securities                             90,505       2,247        7,022        85,730       90,505
                                          ----------     -------      -------    ----------   ----------
  Total held-to-maturity securities          638,121      15,839        8,827       645,133      638,121
                                          ----------     -------      -------    ----------   ----------
  Allowance for doubtful accounts                                                                (10,491)
                                                                                              ----------
  Total held-to-maturity securities
     (net)                                                                                       627,630
                                                                                              ----------
Trading Securities                               279          49            4           324          324
                                          ----------     -------      -------    ----------   ----------
Equity securities not practicable to
  fair value                                 191,238           0            0       191,238      191,238
                                          ----------     -------      -------    ----------   ----------
Total Investments in Securities           $1,081,490    $ 20,333     $ 19,479    $1,082,344   $1,064,841
                                          ==========     =======      =======    ==========   ==========

     Proceeds from the sale of available-for-sale securities were $322 million in 1996 and $22.0 million in 1995, with realized (loss)/gain of ($3.6) million and $1.8 million, respectively. Proceeds from the sale of held-to-maturity receivables were $680 million and generated a realized loss of $7.2 million in 1996. The held-to-maturity securities were sold as part of the Company's sale of business units described in Note 2. Amortized cost was the basis used in computing the realized gains. The net unrealized gain/(loss) net of tax included in shareholder's equity was $(0) million and $(3.8) million at December 31, 1996 and 1995, respectively.


NOTE 9 -- SHORT-TERM NOTES PAYABLE

     Short-term notes payable consist entirely of commercial paper. At December 31, 1996, there was no commercial paper outstanding. Average interest rates, after giving effect to interest rate exchange agreements, on commercial paper outstanding at December 31, 1995 were 6.1% The interest rate exchange agreements had the effect of fixing interest rates on $259.2 million of debt at December 31, 1995. The balance outstanding at December 31, 1995 had an average maturity of 24 days. There were no borrowings outstanding on committed credit lines at December 31, 1996.

NOTE 10 -- LONG-TERM DEBT

                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1996             1995
                                                             ------------     ------------
                                                                    (IN THOUSANDS)
        Collateralized:
          7.1% due through 1996                               $        0       $    9,519
        Senior:
          1.8% to 9.9% due through 2011                        3,027,638        3,162,118
                                                              ----------       ----------
                  Total                                       $3,027,638       $3,171,637
                                                              ==========       ==========

     Payments required on long-term debt are (in thousands): 1997, $653,000; 1998, $626,000; 1999, $364,275; 2000, $341,000; and, thereafter, $810,363. The average interest rate on senior debt outstanding at December 31, 1996, was 6.6%

     Included in long-term debt (in thousands) at December 31, 1996, were obligations of $1,879,638 with fixed interest rates and $1,148,000 with variable interest rates.

     Ford Credit was co-obligor on the outstanding debt at December 31, 1996. Furthermore, the Company note receivable with Ford Credit (Note 13) has the same payment terms as the outstanding debt.

NOTE 11 -- TAXES ON INCOME


     The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109.

     The provision for taxes on income included:

                                                          YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1996         1995         1994
                                                     --------     --------     --------
                                                               (IN THOUSANDS)
        Deferred:
          United States                             $(571,925)    $ 98,373     $102,546
          State                                        37,000       12,393        9,529
                                                    ---------     --------     --------
                  Total deferred                     (534,925)     110,766      112,075
                                                    ---------     --------     --------
        Current:
          United States                               743,961      (49,953)     (62,018)
          State                                        15,805         (286)         528
          Foreign                                         109          217          188
                                                    ---------     --------     --------
                  Total current                       759,875      (50,022)     (61,302)
                                                    ---------     --------     --------
                  Total                             $ 224,950     $ 60,744     $ 50,773
                                                    =========     ========     ========

     The total 1996 provision of $225 million consisted of the following; $5 million for continuing activities; $48 million for discontinued operations; $172 million for sale of business units.

     Deferred income taxes reflect the estimated future tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities were as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             -------------------------
                                                               1996             1995
                                                             --------         --------
                                                                  (IN THOUSANDS)
        Deferred tax liability
          Leasing transactions                               $      0         $579,790
          Notes payable                                             0           17,159
          Other                                                     0            9,977
                                                             --------         --------
                                                                    0          606,926
                                                             --------         --------
        Deferred tax asset
          Allowance for credit losses                               0           23,322
          Employee benefit plans                                    0            9,661
          State net operating loss carry forwards                   0           36,597
          Other                                                     0            2,421
                                                             --------         --------
                                                                    0           72,001
                                                             --------         --------
        Net deferred tax liability                           $      0         $534,925
                                                             ========         ========

     The provision for taxes on income differed from the normal statutory rate for the following reasons:

                                                                        YEARS ENDED
                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                   1996     1995     1994
                                                                   ----     ----     ----
      Normal U.S. tax rate                                         35.0%    35.0%    35.0%
      State taxes, less U.S. tax benefit                            8.2      4.0      4.1
      Goodwill                                                     14.5      1.0      1.2
      Income taxed at reduced rates:
        Foreign sales corporations                                    -     (1.7)    (1.9)
        Dividends received deduction                                  -     (6.2)    (5.8)
        Government obligations                                        -     (0.6)    (0.9)
      Section 42 Housing Credits                                      -     (0.4)      --
      Other -- net                                                 (3.3)    (0.1)     0.1
                                                                   ----     ----     ----
      Provision for taxes                                          54.4%    31.0%    31.8%
                                                                   ====     ====     ====


     Federal income taxes (payable to)/receivable from Ford Holdings (in thousands) were: $(0) at December 31, 1996, and $4,301 at December 31, 1995.

NOTE 12 -- PENSIONS

     The Company sponsored a defined contribution retirement plan comprising a profit sharing part and a deferred compensation matching contribution part which covered substantially all of its employees. The combined contribution for profit sharing and deferred compensation match was limited to 10% of a participant's qualified earnings. Under the profit sharing part, contributions were determined as 6.9% of each covered participant's qualified earnings, plus an additional 5.7% of earnings above the Social Security maximum taxable amount. Profit sharing cost represented contributions minus forfeited amounts of terminated participants. Under the deferred compensation part, contributions (cost) were determined for eligible participants as 75 cents per dollar of deferred compensation for the first 3% of compensation plus 25 cents per dollar for the next 3%, up to 6% of compensation. The total cost of the retirement plan (in thousands) amounted to $3,830 in 1996, $2,118 in 1995, and $2,750 in 1994.

     As of January 1, 1997, the assets and liabilities of the Company's defined contribution retirement plan were transferred to Ford.


NOTE 13 -- TRANSACTIONS WITH AFFILIATED COMPANIES

     At December 31, 1996 the Company had sold essentially all of its operating assets and had separated all of its staff at the close of December 31, 1996. Management of any remaining business operations was assumed by Ford affiliates after December 31, 1996.

     On July 29, 1996, the Company received the requisite number of consents from its bondholders to make certain amendments in certain provisions of the debt agreements covering all $3.2 billion of the Company outstanding long-term debt. On July 31, 1996, the Company and Ford Credit executed the supplemental indentures whereby Ford Credit became a co-obligor with the Company on all such debt. In connection with Ford Credit's becoming co-obligor on the Company's debt agreements, the Company has loaned cash proceeds from sales of assets to Ford Credit in an amount up to the outstanding debt.

     The Company used the proceeds from the sales of assets to (1) pay down related liabilities, (2) repay all outstanding short-term borrowings, and (3) loan $3.2 billion to Ford Credit. The remaining excess funds, approximately $975 million at September 30, 1996, were loaned to Ford Holdings. At December 31, 1996, the notes receivable balances for Ford Credit and Ford Holdings were $3.0 billion and $1.0 billion, respectively.

     In January, 1996 the Company paid a $40 million dividend to Ford Holdings, which was declared December 31, 1995.

     In connection with the sale of the Fleet Services business unit to The Associates on July 1, 1996, the gain on related party transaction of $28.5 million was recorded in equity.

     In December, 1996 the Company contributed assets valued at $13 million to DFO Holdings, a subsidiary of Ford Credit, in exchange for 822 shares of DFO Holdings common stock.

NOTE 14 -- DERIVATIVE FINANCIAL INSTRUMENTS

     At December 31, 1996 there were no interest rate contracts.

     The Company had entered into arrangements to manage exposure to fluctuations in interest rates. It was the objective of the Company to optimize its borrowing costs while maintaining stable interest rate margins through term matching assets with debt of similar maturities. These arrangements primarily included interest rate swap and interest rate cap agreements. Under interest rate cap agreements, the Company paid a premium for the right to receive interest in excess of the capped rates. Interest rate swap agreements involved the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The agreements generally matured at the time of the related debt matures. The differential paid or received on interest rate swap agreements was recognized as an adjustment to interest expense over the life of the agreements. Notional amounts were used to express the volume of interest rate swap agreements. The notional amounts did not represent cash flows and were not subject to risk of loss. In the unlikely event that a counterparty failed to meet the terms of an interest rate swap agreement, the Company's exposure was the termination value of the contracts.


     The following table summarizes the interest rate contracts that the Company used to manage its interest rate risk:


                                                      DECEMBER 31, 1995
                                                  -------------------------
                                                  NOTIONAL      TERMINATION
                                                  PRINCIPAL        VALUE
                                                  ---------     -----------
                                                       (IN MILLIONS)

Interest Rate Swaps-Net Receivable Position        $ 568.4        $  31.5
Interest Rate Swaps-Net Payable Position             989.4          (37.2)
Interest Rate Caps                                    27.0            0.1


NOTE 15 -- OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     At December 31, 1996, the Company had no financial instruments with off-balance sheet risk.

     The Company had issued a financial guarantee in support of a line of credit entered into by an affiliate of Ford. This affiliate, located in Australia, was previously a subsidiary of the Company, which retained management responsibility for its operations. The line of credit expired in 1996. At December 31, 1995, the financial guarantee issued totaled $3.0 million, and the outstanding balance subject to such guarantee was $1.5 million. This remaining debt was repaid in January 1996.


NOTE 16 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1996, and December 31, 1995. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                   1996                              1995
                                        ---------------------------     ---------------------------
                                         CARRYING          FAIR          CARRYING          FAIR
                                          AMOUNT           VALUE          AMOUNT           VALUE
                                        -----------     -----------     -----------     -----------
                                                              (IN THOUSANDS)
Notes receivable (Note 7)               $         -      $        -     $ 1,039,597     $ 1,049,380
Investment in securities (Note 8)             3,188           3,188       1,064,841       1,082,344
Short-term notes payable (Note 9)                 -               -      (1,417,754)     (1,417,754)
Long term debt (Note 10)                 (3,027,638)     (2,938,250)     (3,171,637)     (3,260,669)
Note receivable from affiliate            4,113,176       3,991,739               -               -
Derivatives relating to debt (Note 14)
  Interest rate swaps-net rec.
     position                                   N/A             N/A             N/A          31,461
  Interest rate swaps-net pay.
     position                                   N/A             N/A             N/A         (37,163)
  Interest rate caps                            N/A             N/A             N/A              62
Guarantees and commitments                      N/A             N/A             N/A             202

     The carrying amounts presented in the table are included in the consolidated balance sheets under the indicated captions, and are net of any applicable allowance for doubtful accounts.

     The following notes summarize the major methods and assumption used in estimating the fair values of financial instruments:

          NOTES RECEIVABLE were estimated by either discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, or dealer quotes.

          INVESTMENT IN SECURITIES were estimated primarily by market and dealer quotes. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities. Debt securities were also valued using the discounted future cash flows based upon current rates of similar debt instruments traded when a market quote of a similar investment was not available.

          SHORT-TERM NOTES PAYABLE were estimated at their carrying amount because of the short maturity of these instruments.

          LONG-TERM DEBT was estimated by discounting the future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities. It was the Company's policy to follow a strategy of match-funding all financing, and as such, the Company believed that the change in the fair market value of its debt would be offset by a corresponding increase in the estimated fair value of its investment in leases.

          DERIVATIVES were estimated as the amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current market interest rates and corresponding borrowing spreads.

          FINANCIAL GUARANTEES were estimated as the amount that the Company would need to pay an independent third party to assume responsibility for the guarantees. Based upon an assessment that the probability of performance under each guarantee was remote, the Company believed that such amounts were insignificant.

          LOAN COMMITMENTS were estimated at the amount of the commitment, in that the financing rates associated with the various commitments floated until funding.

NOTE 17 -- POSTRETIREMENT BENEFITS

     The Company sponsored defined benefit postretirement health care plans that provided medical and life insurance coverage to retirees and their dependents. The cost of retiree and dependent medical coverage was shared between the Company and the retiree. The life insurance plan was noncontributory. The accounting for the health care plan anticipated future cost-sharing changes to the written plan that were consistent with the Company's past practice. The Company defined a maximum amount (or "cap") that it would contribute toward the health benefits of each retiree. This cap was re-determined annually and was based on the individual retiree's number of dependents. The Company had a history of increasing this cap. Over the last seven years the aggregate increase in the cap approximated the average increase in the underlying premium costs of the program. This valuation assumed that in future years the Company would continue to increase the cap at the average rate of increase of the underlying cost of the retiree benefit program. However, benefits and eligibility rules could be modified by the Company from time to time.

    The following table sets forth the plans' combined funded status reconciled with the amount shown in the Company's statement of financial position at December 31:

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION:

                                                                     1996       1995
                                                                   --------    -------
                                                                     (IN THOUSANDS)
        Retirees                                                   $ (3,398)   $(2,255)
        Fully eligible plan participants                               (458)      (627)
        Other active plan participants                                    0     (2,736)
                                                                   --------    --------
                                                                     (3,856)    (5,618)
        Plan assets at fair value                                         0          0
                                                                   --------    --------
          Accumulated postretirement benefit obligation in excess
             of plan assets                                          (3,856)    (5,618)
        Unrecognized net (gain)/loss from past experience
          different from that assumed and from changes in
          assumptions                                               (2,132)     (2,397)
                                                                   --------    --------
        Accrued postretirement benefit cost                        $(5,988)    $(8,015)
                                                                   ========    ========

     As of January 1, 1997, the assets and liabilities of the Company's defined postretirement health care plans were transferred to Ford.

NET PERIODIC POSTRETIREMENT BENEFIT COST INCLUDED THE FOLLOWING COMPONENTS:

                                                                    1996        1995
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Service cost -- benefits attributed to service during the
          period                                                   $   381     $   384
        Interest cost on accumulated postretirement benefit
          obligation                                                   400         484
        Net amortization and deferral                                 (109)        (67)
                                                                   -------     -------
        Net periodic postretirement benefit cost                   $   672     $   801
                                                                   =======     =======
        Assumption: Discount rate at year-end                         7.25%       7.25%

     For measurement purposes, 7.0 and 5.0% annual rates of increase in the per capita cost of postretirement medical benefits were assumed for 1996 for the under age 65 indemnity and HMO and over age 65 indemnity plans, respectively; the rates were assumed to decrease gradually to 5.0% for 2001 and remain at that level thereafter. The comparable rates assumed for 1995 were 7.5% and 5.0% for the under age 65 indemnity and HMO and over age 65 indemnity plans, respectively. The health care cost trend rate assumption had a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $375,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $27,200.

NOTE 18 -- LEGAL PROCEEDINGS

     There are no pending legal proceedings, other than ordinary routine litigation incidental to USL's previous businesses, to which USL is a party or to which its property is subject, nor are any such proceedings known to be contemplated by governmental authorities or others.

                                                                     SCHEDULE II

                USL CAPITAL CORPORATION AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS




                                                        ADDITIONS                        BALANCE
                                        BALANCE        CHARGED TO                        AT END
                                      AT BEGINNING      COST AND                           OF
           CLASSIFICATION              OF PERIOD        EXPENSE        (DEDUCTIONS)      PERIOD
------------------------------------  ------------     --------        ------------     --------
                                                       (IN THOUSANDS)

YEAR ENDED DECEMBER 31, 1996
Allowance for Doubtful Accounts         $ 59,755       $ 10,089          $69,772(1)     $    72
Allowance for Losses(2)                      618       $ 13,799(3)                       14,417

YEAR ENDED DECEMBER 31, 1995
Allowance for Doubtful Accounts         $ 58,190       $  5,679          $ 4,114(4)     $59,755
Allowance for Losses(2)                      905                             287(4)         618
Allowance for Residual Valuation(5)        2,680                           2,680(4)           0

YEAR ENDED DECEMBER 31, 1994
Allowance for Doubtful Accounts         $ 54,529       $  8,296          $ 4,635(4)     $58,190
Allowance for Losses(2)                      990                              85            905
Allowance for Residual Valuation(5)            0          2,680                           2,680

---------------
(1) $64.3 million relates to reserve eliminated upon sale of USL's business units; $5.5 million relates to write-offs applied to reserve during the year.

(2) Principally included in "Repossessed real estate held for sale" caption on the balance sheet.

(3) Valuation adjustment for repossessed real estate held for sale.

(4) Write-offs, net of recoveries.

(5) Included in "Residual value" caption on the balance sheet, the purpose for which related to certain computer equipment.

                                 EXHIBIT INDEX

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

      C.    Copy of the Certificate of Amendment of Certificate of Incorporation of
            United States Leasing International, Inc., pursuant to which United States
            Leasing International, Inc. changed its name to USL Capital Corporation filed with the Secretary of State of the State of Delaware on November 12,
            1993, and filed as Exhibit 3(C) to the Company's Annual Report on Form 10-K
            for the year ended December 31, 1993, is incorporated herein by this
            reference.                                                                     *

      D.    Copy of Bylaws, as amended, through April 28, 1995, and filed as Exhibit
            3(D) to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1995, is incorporated herein by this reference.

   (4)A.    Copy of Indenture dated as of January 15, 1986, between the Company and
            The Chase Manhattan Bank (National Association), Trustee, including forms of Debt Security and Medium Term Note, filed as Exhibit (4)A to the
            Company's Annual Report on Form 10-K for the year ended December 31, 1991,
            is incorporated herein by this reference                                       *

      B.    Copy of Supplemental Indenture dated as of October 27, 1986, between the
            Company and The Chase Manhattan Bank (National Association), Trustee, filed as Exhibit (4)B to the Company's Annual Report on Form 10-K for the year
            ended December 31, 1993, is incorporated herein by this reference              *

      C.    Copy of Second Supplemental Indenture dated as of December 1, 1988, to
            Indenture dated as of January 15, 1986, between the Company and The Chase
            Manhattan Bank (National Association), Trustee, filed as Exhibit (4)C to the Company's Annual Report on Form 10-K for the year ended December 31,
            1993, is incorporated herein by this reference                                 *

      D.    Copy of Third Supplemental Indenture dated as of July 31, 1996, to Indenture dated as of January 15, 1986, between the Company and Chase Manhattan Bank
            (National Association), Trustee.

      E.    Copy of Indenture dated as of July 1, 1991, between the Company and The
            First National Bank of Chicago, Trustee, including forms of Debt Security and Medium Term Note, filed on July 15, 1991 as Exhibits 4.1, 4.2, and 4.3, respectively, to the Company's Registration Statement on Form S-3 (File No.
            33-4165) is incorporated herein by this reference                              *

      F.    Copy of Supplemental Indenture dated as of July 31, 1996 to Indenture dated as of July 1, 1991, between the Company and The First National Bank of Chicago,
            Trustee.

      G.    Copy of the Indenture dated as of November 15, 1994, between the Company and The Chase Manhattan Bank (National Association), Trustee, including forms of Debt Security and Medium Term Note, filed on December 13, 1994, as
            Exhibits 4.1, 4.2 and 4.3, respectively, to the Company's Registration
            Statement on Form S-3 (File No. 33-56839) is incorporated herein by this
            reference                                                                      *

      H.    Copy of Supplemental Indenture dated as of July 31, 1996 to Indenture dated as of November 15, 1994, between the Company and The Chase Manhattan Bank
            (National Association), Trustee.



    (23)    Consent of Independent Public Accountants (with respect to the Company's current Registration Statement on Form S-3)

--------------
* Incorporated by Reference.